Form 10-Q
period 1997-06-30
BAYONNE BANCSHARES INC
filed 1997-08-14
CIK 1035448

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                QUARTERLY REPORT UNDER SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1997     Commission File Number  0-22499
                               -------------                             -------


                            BAYONNE BANCSHARES, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           DELAWARE                                 being applied for
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                     568 Broadway, Bayonne, New Jersey 07002
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (201) 437-1000
                ------------------------------------------------
                (Issuer's telephone number, including area code)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES   X           NO
         -----            -----

     At June 30, 1997, there were 10 shares of Common Stock, Par Value $.01 per share outstanding.

                                TABLE OF CONTENTS
                                -----------------


PART I -- FINANCIAL INFORMATION                                            PAGE
-------------------------------                                            ----

     Item 1 -- Consolidated Financial Statements...........................  1

     Item 2 -- Management's Discussion and Analysis........................  1


PART II -- OTHER INFORMATION
----------------------------

     Item 1 -- Legal Proceedings...........................................  1

     Item 2 -- Changes in Securities.......................................  1

     Item 3 -- Defaults Upon Senior Securities.............................  1

     Item 4 -- Submission of Matters to a Vote of Security Holders.........  1

     Item 5 -- Other Information...........................................  1

     Item 6 -- Exhibits and Reports on Form 8-K............................  2


SIGNATURES.................................................................  3

                        PART I -- FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

     Bayonne Bancshares, Inc. is a newly organized holding company, formed for the purpose of acquiring all of the common stock of First Savings Bank of New Jersey, SLA (the "Bank") concurrent with the Bank's reorganization from the mutual holding company structure to the stock holding company structure. As of June 30, 1997, the reorganization of the Bank had not been completed. Accordingly, at such time Bayonne Bancshares, Inc. was a non-capitalized shell corporation with no business activities and no significant assets. It is anticipated that the reorganization of the Bank will be consummated in August 1997, at which time, First Savings Bank of New Jersey, SLA will become the wholly-owned subsidiary of Bayonne Bancshares, Inc. For a further discussion of Bayonne Bancshares, Inc.'s formation and intended operations, see the Form S-1 Registration Statement (333-23199), as amended, initially filed on March 13, 1997, and declared effective on July 2, 1997. The description of Bayonne Bancshares, Inc. in these filings is herein incorporated by reference.

Item 2.  Management Discussion and Analysis

      See Item 1.


PART II -- OTHER INFORMATION

Item 1 -- Legal Proceedings

                  None

Item 2 -- Changes in Securities

                  None

Item 3 -- Defaults Upon Senior Securities

                  None

Item 4 -- Submission of Matters to a Vote of Security Holders

                  None

Item 5 -- Other Information

                  None

Item 6 -- Exhibits and Reports on Form 8-K

                Exhibits

         99.0 Form 10-Q for First Savings Bank of New Jersey, SLA for the quarter ended June 30, 1997.

         Reports on Form 8-K

                None

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BAYONNE BANCSHARES, INC.
                                      (Registrant)


Date: August 14, 1997             /s/ MICHAEL NILAN
                                 -----------------------------------------------
                                      Michael Nilan
                                      President and Chief Executive Officer




Date: August 14, 1997             /s/ EUGENE V. MALINOWSKI
                                 -----------------------------------------------
                                      Eugene V. Malinowski
                                      Vice President and Chief Financial Officer