Form 10-Q
period 1997-09-30
BAYONNE BANCSHARES INC
filed 1997-11-14
CIK 1035448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________________ to_____________

                           COMMISSION FILE NO. 0-22499

                            BAYONNE BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           22-3511899
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                      568 Broadway, Bayonne, New Jersey 07002
                      ---------------------------------------
                      (Address of principal executive offices)

Registrant's telephone number, including area code:   (201) 437-1000
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   [x]      No [ ]

           AS OF NOVEMBER 14, 1997, THERE WERE 9,050,264 SHARES OF THE
                      REGISTRANTS COMMON STOCK OUTSTANDING

                            BAYONNE BANCSHARES, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----
Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition as of           1
            September 30, 1997, and March 31, 1997

            Consolidated Statements of Operations for the three            2
            and six months ended September 30, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the six    3
            months ended September 30, 1997 and 1996

            Consolidated Statements of Cash Flows for the six              4-5
            months ended September 30, 1997 and 1996

            Notes to Consolidated Financial Statements                     6-8

Item 2.     Management's Discussion and Analysis of Financial              8-11
            Condition and Results of Operations

PART II.    OTHER INFORMATION                                             12-13

PART 1                       FINANCIAL INFORMATION
Item 1
                       Consolidated Financial Statements

                            BAYONNE BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (in thousands of dollars)

                                     ASSETS                          September 30, 1997          March 31, 1997
                                     ------                          ------------------          --------------
                                                                        (unaudited)
Cash and cash equivalents:
  Cash on hand and in banks                                          $            4,216          $        6,828
  Deposits with financial institutions                                           10,000                   8,500
  AMF short-term fund                                                                 5                     144
                                                                     ------------------          --------------
    Total cash and cash equivalents                                              14,221                  15,472

Securities available for sale, at market value                                  331,647                 290,614
Securities held to maturity                                                      10,293                  11,277
Loans receivable, net                                                           231,820                 235,624
Accrued interest receivable, net                                                  3,925                   3,720
Federal Home Loan Bank stock, at cost                                             7,460                   7,460
Real estate acquired in settlement of loans                                         389                     364
Office properties and equipment, net                                              5,556                   5,812
Prepaid expenses                                                                    274                     816
Other assets                                                                      3,468                   5,845
                                                                     ------------------          --------------
 Total Assets                                                        $          609,053          $      577,004
                                                                     ==================          ==============

                                                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                        ------------------------------------
Liabilities:
 Deposits                                                            $          432,131          $      444,139
 Borrowings                                                                      75,000                  75,000
 ESOP loan                                                                          489                     598
 Advance payment by borrowers for taxes and insurance                             1,813                   1,539
 Accrued expenses and other liabilities                                           4,459                   7,649
                                                                     ------------------          --------------
  Total Liabilities                                                  $          513,892          $      528,925
                                                                     ==================          ==============

Stockholders' equity:
 Common stock                                                                        90                     307
 Additional paid in capital                                                      59,249                  12,426
 Common stock acquired by ESOP and MRP                                           (4,681)                   (976)
 Retained earnings-substantially restricted                                      41,937                  40,658
Net unrealized loss on securities available for sale,net of tax                  (1,434)                 (4,336)
                                                                     ------------------          --------------
  Total stockholders' equity                                                     95,161                  48,079
                                                                     ------------------          --------------
   Total liabilities and stockholders' equity                        $          609,053          $      577,004
                                                                     ==================          ==============

        See accompanying notes to the consolidated financial statements.

                            Bayonne Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                           (in thousands of dollars)
                                  (unaudited)

                                                                  Three Months                   Six Months
                                                               Ended September 30,            Ended September 30,
                                                             ------------------------------------------------------
                                                              1997            1996           1997            1996
Interest and dividend income:
  Loans                                                      $ 4,884         $ 5,000        $ 9,801         $ 9,996
  Securities available for sale                                4,988           5,294          9,571          10,800
  Securities held to maturity                                    297             309            602             621
Overnight deposits with financial institutions               124             109            212             175
Total interest and dividend income                           $10,293         $10,712        $20,186         $21,562

Interest expense:
  Interest on deposits                                         5,191           5,409         10,377          10,495
  Interest on other borrowings                                 1,238           2,082          2,368           4,132
   Total interest expense                                      6,429           7,491         12,745          14,627

Net interest income                                            3,864           3,221          7,441           6,935
  Provision for loan losses                                       45              30             90              60
Net interest income after  provision for loan losses           3,819           3,191          7,351           6,875

Other income: (loss):
  Loan fees and service charges                                   63              96            131             178
  Loss on securities available for sale, net                      (5)         (3,233)            (5)         (3,233)
  Gain (loss) on sales of real estate acquired in
  settlement of loans, net                                        (1)            (32)            11             (28)
  Other                                                          226             211            545             455
    Total other income (loss)                                    283          (2,958)           682          (2,628)

Operating expenses:
  Compensation and employee benefits                           1,476           1,330          2,942           2,734
  Occupancy                                                      195             203            374             378
  Equipment                                                      323             273            659             523
  Advertising and promotion                                       18              13             32              36
  Federal insurance premiums                                     142             295            287             587
  Other                                                          410           3,314            870           3,725
                                                             -------         -------        -------         -------
    Total operating expenses                                   2,564           5,428          5,164           7,983


Income (loss) before income tax expense                        1,538          (5,195)         2,869          (3,736)
Income tax expense (benefit)                                     569            (638)         1,062             (98)
                                                             -------         -------        -------         -------
Net income (loss)                                            $   969         $(4,557)       $ 1,807         $(3,638)
                                                             -------         -------        -------         -------
Net income (loss) Per Common Share                           $  0.18         $ (1.55)       $  0.42         $ (1.26)

        See accompanying notes to the consolidated financial statements.

                            Bayonne Bancshares, Inc.
                                and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
              Six Month Periods ended September 30, 1997 and 1996
                           (in thousands of dollars)
                                  (unaudited)

                                    Common    Additional     Retained       Unallocated    MRP        Net              Total
                                    Stock     Paid in        Earnings       ESOP           Shares     Unrealized       Stockholders'
                                              Capital        Substantially  Shares                    Loss on          Equity
                                                             Restricted                               Securities
                                                                                                      Available for
                                                                                                      sale
====================================================================================================================================
Balance at March 31, 1996           $  306    $  12,216      $  44,575      $   (815)      $ (495)    $   (6,268)      $  49,519
------------------------------------------------------------------------------------------------------------------------------------
Net (loss) income for the
six month period ended
September 30, 1996                     -           -         $  (3,638)         -             -            -           $  (3,638)
------------------------------------------------------------------------------------------------------------------------------------
Amortization of ESOP                   -      $      48          -          $    109          -            -           $     157
------------------------------------------------------------------------------------------------------------------------------------
Amortization of MRP                    -      $       6          -              -          $   58          -           $      64
------------------------------------------------------------------------------------------------------------------------------------
Net change in unrealized
loss on securities available
for sale, net of tax                   -           -             -              -             -       $    1,624       $   1,624
------------------------------------------------------------------------------------------------------------------------------------
Dividends paid                         -           -         $    (175)         -             -            -           $    (175)
------------------------------------------------------------------------------------------------------------------------------------
Balance at
September 30, 1996                  $  306    $  12,270      $  40,762      $   (706)      $ (437)    $   (4,644)      $  47,551
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997           $  307    $  12,426      $  40,658      $   (598)      $ (378)    $   (4,336)      $  48,079
------------------------------------------------------------------------------------------------------------------------------------
Net income for the six
month period ended
September 30, 1997                     -           -         $   1,807          -             -            -           $   1,807
------------------------------------------------------------------------------------------------------------------------------------
Amortization of ESOP                   -      $     207          -          $    109          -            -           $     316
------------------------------------------------------------------------------------------------------------------------------------
Amortization of MRP                    -      $      72          -              -          $   81          -           $     153
------------------------------------------------------------------------------------------------------------------------------------
Dividend Paid                          -           -         $    (528)         -             -            -           $    (528)
------------------------------------------------------------------------------------------------------------------------------------
Net change in unrealized
losses on securities
available for sale, net of tax         -           -             -              -             -       $    2,902       $   2,902
------------------------------------------------------------------------------------------------------------------------------------
Exercise of stock options              -      $      61          -              -             -            -           $      61
------------------------------------------------------------------------------------------------------------------------------------
Issuance and exchange of
common stock as a result
of the conversion/reorganization    $ (217)   $  46,483          -          $ (3,895)         -            -           $  42,371
------------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997       $   90    $  59,249      $  41,937      $ (4,384)      $ (297)    $   (1,434)      $  95,161
------------------------------------------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                    Bayonne Bancshares, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)
                                  (unaudited)

                                                                           Six Months Ended September 30,
                                                                           ------------------------------
                                                                              1997              1996
                                                                            --------          -------
 Cash flows from operating activities:
  Net income                                                                $  1,807          $(3,638)


Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation of office properties and equipment                                284              278
  Loss on securities available for sale                                            5               46
  Provision for loan losses                                                       90               84
  Gain (Loss) on real estate operations                                           11              (28)
  Amortization of premiums and discounts on
   investment securities and mortgage backed securities                          240             (308)
  Amortization of ESOP and MRP shares                                            469              222
  Net decrease (increase)  in deferred loan fees                                 (91)             (69)
  Net increase in accrued interest receivable                                   (205)             (26)
  Net increase in prepaid expenses                                               542              156
  Net increase (decrease)  in other assets                                       678           (1,252)
  Net (decrease) increase in accrued expenses and other liabilities           (3,191)           3,366
     Total adjustments                                                        (1,168)           2,469

    Net cash provided by (used in) operating activities                          639           (1,169)

Cash flows from investing activities:

  Principal payments and maturities on securities
   available for sale                                                       $ 24,499          $14,448
  Proceeds from securities available for sale                                      -           29,149
  Purchases of securities available for sale                                 (61,076)         (28,396)
  Net increase in loans receivable                                             3,394          (15,099)
  Maturities of securities held to maturity                                      984               65
  Proceeds from sales of real estate acquired in
   settlement of loans                                                           276               78
  Purchases/Sales of FHLB/FHLMC/FNMA stock                                         -               66
  Purchases of premises and equipment                                            (28)            (296)
     Net cash used in investing activities                                   (31,951)              15

  Cash flows from financing activities:
  Net (decrease) increase in deposits                                        (12,008)          (2,278)
  Net increase in advance payments by borrowers for
   taxes and insurance                                                           274               82
  Dividends paid                                                                (528)            (175)
  Decrease in borrowings and repurchase agreements                                 -           (1,318)
  Payment on ESOP debt                                                          (109)            (109)
  Issuance of common stock as a result of the
   conversion/reorganization                                                  42,371                -
  Exercise of stock options                                                       61                -
    Net cash provided by (used in) financing activities                       30,061           (3,798)

        See accompanying notes to the consolidated financial statements.

                    Bayonne Bancshares, Inc. and Subsidiaries

                     Consolidated Statements of Cash flows
                                  (continued)
                           (in thousands of dollars)
                                  (unaudited)

                                                           Six Months Ended September 30,
                                                         ----------------------------------
                                                           1997                      1996
                                                         -------                    -------
Net decrease in cash and cash equivalents                 (1,251)                    (4,952)

Cash and cash equivalents at start of period              15,472                     11,791

Cash and cash equivalents at end of period               $14,221                    $ 6,839
                                                         -------                    -------


Supplemental schedule of cash flow
information

Real estate acquired in settlement of loans              $   302                    $   565
Taxes Paid                                               $   769                    $ 1,150
Interest Paid                                            $12,745                    $14,627
Write-down of mutual fund asset                          $     -                    $ 3,186

        See accompanying notes to the consolidated financial statements.

              BAYONNE BANCSHARES, INC. AND SUBSIDIARIES (THE BANK)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1) BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for Bayonne Bancshares, Inc. and Subsidiaries.

2) NON-PERFORMING LOANS

     Non-performing loans at September 30, 1997, and March 31, 1997 are as follows:
                           (in thousands of dollars):

                                       September 30, 1997    March 31, 1997
                                     -----------------------------------------
Loans delinquent 90 days or more
and other non-performing loans             $6,424              $5,609
                                           ------              ------

Loans delinquent 90 days or more
and other non-performing loans
as a percentage of net loans
receivable                                   2.77%                2.38%

     An analysis of the allowance for loan losses for the six month periods ended September 30, 1997 and 1996 is as follows (in thousands of dollars):

                                     September 30, 1997   September 30, 1996
                                    -----------------------------------------
Balance at start of period               $3,158               $2,979
Provision charged to operations              90                   60
Net (Charge-offs) recoveries                  -                   25
                                    -----------------------------------------
Balance at end of period                 $3,248              $3,064

3) EARNINGS PER SHARE

     Earnings per share was computed by dividing net income by the weighted average number of total common shares outstanding during the three and six month periods ended September 30, 1997 and 1996. Per share information reflects the Company's reorganization and stock offering completed August 22, 1997 and the issuance of 4,869,190 shares of common stock in connection with its conversion and reorganization. Prior period per share data has not been adjusted for shares issued in the conversion and reorganization.

4) PLAN OF CONVERSION

     On August 22, 1997, Bayonne Bancshares, Inc. in accordance with its plan of conversion and reorganization sold 4,869,190 shares of common stock at a price per share of $10.00. In addition, 1,410,735 shares of common stock of First Savings Bank of New Jersey, SLA held by public stockholders were exchanged for
2.933 shares of common stock of Bayonne Bancshares, Inc. in accordance with the Plan of Conversion and Agreement and Plan or Reorganization. At September 30, 1997 the Company had outstanding 9,050,264 shares of common stock.

5) SAIF INSURANCE RECAPITALIZATION

     The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC. In the third quarter of 1995 the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996, provided for a one-time special assessment of .657% of all SAIF insured deposits, such as the Bank's at March 31, 1995. The purpose of the assessment is to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank's SAIF assessment of $2.9 million was recorded in the quarter ended September 30, 1996. Although the special one-time assessment significantly increased non-interest expense for the quarter ended September 30, 1996, the reduction in the premium schedule has reduced the Bank's federal insurance premiums for the current period.

6) RECENT ACCOUNTING PRONOUNCEMENTS

     On March 3, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Shares." SFAS No.128 establishes new standards for the computation and presentation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No.15. Under the new requirements, the Bank will be required to present both basic and diluted EPS on the face of the income statement. Basic EPS will replace the current EPS terminology and continue to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS will include any additional common shares as if all potentially dilutive common shares were issued. The Bank will be required to adopt SFAS No. 128 for the period ended December 31, 1997. All prior period EPS data is required to be restated. The impact of adopting SFAS No. 128 is not expected to be material.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes the reporting and display requirements of total comprehensive income and other comprehensive income in a full set of general-purpose financial statements. The statement defines total comprehensive income as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income would include revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income but excluded from net income. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997 and comparative financial statements will be reclassified to reflect the provisions of SFAS No. 130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Stockholders' equity increased by $47.1 million to $95.2 million at September 30, 1997 from $48.1 million at March 31, 1997. The increase in total stockholders' equity was primarily attributed to additional capital of $46.3 million realized in the conversion and reorganization effective August 22, 1997. At September 30, 1997, the Bank's tangible core and risk based capital ratio's were 15.86%, 15.86%, 47.40%, respectively.

     Total assets increased by $32.1 million to $609.1 million at September 30, 1997 compared to $577.0 million at March 31, 1997. Securities available for sale at market value increased by $41.0 million or 14.1% to $331.6 million at September 30, 1997 from $290.6 million at March 31, 1997. The increase was primarily attributed to the purchase of mortgage backed securities totaling $45.2 million in anticipation of the proceeds of the stock offering in August 1997. In addition, there was a $4.5 million decrease in the net unrealized loss in securities available for sale, net of tax. Loans receivable, net decreased by $3.8 million or l.6% to $231.8 million at September 30, 1997 from $235.6 million at March 31, 1997. The decrease was primarily due to net amortization and payoffs on mortgage loans.

     Total liabilities decreased by $15.0 million to $513.9 million at September 30, 1997 compared to $528.9 million at March 31, 1997. Total deposits decreased by $12.0 million to $432.1 million at September 30, 1997 from $444.1 million at March 31, 1997 due primarily to the withdrawal of funds by Bank depositors to purchase stock in the conversion and reorganization.

Results of Operations

     Net income was $969,000 for the three months ended September 30, 1997 compared to a loss of $4.6 million for the quarter ended September 30, 1996. Excluding the effects of the non recurring items of $2.9 million expense ($1.9 million after tax benefit) for the recapitalization of the SAIF Insurance Fund and a $3.2 million loss on the restructuring of the Bank's available for sale portfolio, the Bank would have realized net income of $544,000 for the quarter ended September 30, 1996 compared to $969,000 for the current quarter ending September 30, 1997 which reflects an increase in net income of $425,000 or 78.1%. Total interest and dividend income decreased by $419,000 or 3.9% to $10.3 million for the three months ended September 30, 1997 compared to $10.7 million for the three months ended September 30, 1996. This decrease resulted from a decrease in average earning assets to $588.4 million for the three months ended September 30, 1997 from $629.4 million for the comparable prior years, which was partially offset by an increase in the average yield on interest earning assets to 7.00% for the three months ended September 30, 1997 from 6.81% for the three months ended September 30, 1996. The decrease in total interest income was primarily attributed to a decrease in interest income on securities available for sale of $306,000 to $5.0 million for the three months ended September 30, 1997 compared to $5.3 million for the comparable prior year period. Total interest expense decreased by $1.1 million or 14.2% to $6.4 million for the three months ended September 30, 1997 compared to $7.5 million for the three months ended September 30, 1996. The decrease was attributable to a decrease of $68.4 million or 11.5% on the average balance of interest bearing liabilities to $526.5 million at September 30, 1997 compared to $594.9 million for the comparable prior year period.

      The provision for loan losses totaled $45,000 and $30,000 for the three month periods ended September 30, 1997 and 1996, respectively. The provision is a result of management's judgment based on a review of its loans and consideration of a variety of factors including, (i) the risk characteristics of its loan portfolio, (ii) current economic conditions, (iii) actual losses previously experienced and (iv) the existing levels of reserves for possible losses in the future. Non-performing loans at September 30, 1997 and March 31, 1997 were $6.4 million and $5.6 million or 1.05% and 0.97% of total assets, respectively.

      Total operating expenses decreased by $2.9 million to $2.6 million for the three months ended September 30, 1997 compared to $5.4 million for the three months ended September 30, 1996. Excluding the $2.9 million for the recapitalization of the SAIF insurance fund, total operating expenses increased by $31,000 for the quarter ended September 30, 1997 compared to the prior years quarter. The increase was primarily attributed to an increase in compensation and employee benefits of $146,000 for severance arrangements provided in the quarter, equipment expenses of $50,000 relating to data processing charges, partially offset by reduced Federal Insurance premiums of $153,000.

      Income tax expense for the quarter increased by $1.2 million to $569,000 for the three months ended September 30, 1997 compared to a tax benefit of $638,000 for the comparable prior years, as a result of additional income earned during the current fiscal quarter, the payment of the SAIF special assessment and the loss on securities available for sale in 1996.

Six Months of Operations

      Net income (loss) increased by $5.4 million to net income of $1.8 million for the six months ended September 30, 1997 from a net loss of $3.6 million for the six months ended September 30, 1996. This increase was primarily due to the $2.9 million assessment for the recapitalization of the SAIF Insurance Fund and a $3.2 million loss on securities available for sale.

      Total interest income decreased by $1.4 million or 6.4% to $20.2 million for the six months ended September 30, 1997 from $21.6 million for the six months ended September 30, 1996. The decrease was primarily due to a decrease in average interest earning assets to $576.3 million for the six months ended September 30, 1997 from $630.0 million for the six months ended September 30, 1996, partially offset by an increase in the average yield on interest earning assets to 7.01% for the six months ended September 30, 1997 from 6.85% for the six months ended September 30, 1996. The average yield has increased due primarily to management efforts to restructure the Bank investment portfolio. Total interest expense decreased by $1.9 million or 12.9% to $12.7 million for the six months ended September 30, 1997 from $14.6 million for the six months ended September 30, 1996. The decrease resulted primarily from a decrease in the average interest bearing liabilities to $524.9 million for the six months ended September 30, 1997 from $595.5 million for the six months ended September 30, 1996, combined with a decrease in the average cost of interest bearing liabilities to 4.86% for the six months ended September 30, 1997, from 4.91% for the comparable prior year period.

     The provision for loan losses totaled $90,000 and $60,000 for the six month period ended September 30, 1997 and 1996. The provision is a result of managements judgment based on a review of its loans and consideration of a variety of factors including (i) the risk characteristics of its loan portfolio,
(ii) current economic conditions, (iii) actual losses previously experienced and
(iv) the existing levels of reserves for possible losses in the future. Non-performing loans at September 30, 1997 and March 31, 1997 were $6.4 million and $5.6 million or 1.05% and 0.97% of total assets, respectively.

      Total other income (loss) increased by $3.3 million to $682,000 for the six months ended September 30, 1997 from a loss of $2.6 million for the six months ended September 30, 1996, as the current six month period excludes the $3.2 million loss on securities available for sale experienced in 1996.

     Total operating expenses decreased by $2.8 million or 35.3% to $5.2 million for the six months ended September 30, 1997 from $8.0 million for the six months ended September 30, 1996. This decrease was primarily a result of the current six month period excluding the $2.9 million one-time special assessment for the recapitalization for the SAIF Insurance Fund and a reduction of $300,000 in Federal Insurance Premiums, which was partially offset by increases in compensation in employee benefits of $208,000 for severance arrangements, and an increase of $136,000 for equipment expense relating to data processing charges.

      Income tax expense (benefit) increased to $1.2 million for the six months ended September 30, 1997 from a $98,000 tax benefit for the six months ended September 30, 1996 as a result of higher pre-tax income for the six month period compared to a loss in operations of $3.7 million for the six months ended September 30, 1996.

Capital

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1997 are as follows (in thousands of dollars):

                                                                Excess of Actual
                       Required      % of     Actual     % of   Over Regulatory
                         Amount    Assets     Amount   Assets   Requirements
                         ------    ------     ------   ------   ------------

Tangible Capital.....    $9,136     1.50%    $96,595   15.86%     $87,459
Core Capital.........   $18,272     3.00%    $96,595   15.86%     $78,323
Risk-based Capital...   $16,746     8.00%    $99,212   47.40%     $82,466

      If the allowance for marketable debt and equity securities was included in capital, the Bank's tangible, core and risk-based capital ratios would be 15.62%, 15.62% and 46.71%, respectively, at September 30, 1997.

Liquidity

      The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 44.28% during the month of September 1997 and 39.63% during six months ended September 30, 1997. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

PART II. OTHER INFORMATION

Legal Proceedings

      In the normal course of business, the Company (or Registrant) may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceeding and claims.

Changes in Securities

Use of Proceeds from the Conversion and Reorganization

      The following information is provided in accordance with Rule 463 of the Securities Act of 1933 (the "Securities Act") and Item 701 of Regulation S-K under the Securities Act. On August 22, 1997, Bayonne Bancshares, Inc. completed the conversion and reorganization of First Savings Bank of New Jersey, SLA and its former mutual holding Company by selling 4,869,190 shares of common stock to certain depositors and borrowers of the Bank at a price of $10.00 per share (the "Offering"). In addition, approximately 1,410,735 shares of common stock of the Bank held by public stockholders were exchanged for common stock of Bayonne Bancshares, Inc. at a ratio of 2.933 shares of common stock of the Company for each share of the Bank (the "Exchange").

      The effective date of the Company's Registration Statement on Form S-1 (Registration No.333-23199) was July 2, 1997. The only class of securities registered pursuant to the Offering was Common Stock, par value $.01 per share.

      The Offering commenced on July 2, 1997 and was terminated on August 22, 1997, after the sale of all of the Common Stock registered under the Offering. Sandler O'Neill & Partners, L.P. acted as the managing underwriter for the Offering.

      The aggregate price of the Common Stock sold in the Offering, before underwriting discounts and commissions, was $48,691,900. Sandler O'Neill was paid approximately $933,000 in underwriting commissions. The aggregate amount of the other expenses and fees incurred in the conversion and reorganization was approximately $1,493,000. Accordingly, the Company received approximately $46.3 million in net proceeds from the Offering.

      All of the Common Stock registered pursuant to the Offering was sold or exchanged for the account of the Company and the Bank. There were no selling shareholders in the Offering. In accordance with the Plan of Conversion and Agreement and Plan of Reorganization adopted by the company, the Bank, and the Bank's former mutual holding company, the Company contributed 50%, or approximately $23.4 million of the net proceeds from the Offering to the Bank and retained the remaining $23.4 million of net proceeds.

      There has been no material change in the use of the net proceeds from the disclosures set forth in the prospectus filed in connection with the Offering. The Company used a portion of the proceeds it retained to loan the Bank's Employee Stock Ownership Plan approximately $3.9 million at a rate of 8.5%, to be repaid over 15 years, and to declare a stock dividend of $.0425 per share. The remaining proceeds have been loaned to the Bank for investment in adjustable rate mortgage backed securities. The Bank has used the proceeds contributed by the Company to fund its general business operations, including the purchase of approximately $45.2 million of adjustable rate mortgage backed securities.

Defaults upon Senior Securities
      Not applicable.

Submission of Matters to Vote of Security Holders
      None.

Other Information
      Not applicable.

Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

             3.1  Certificate of Incorporation of Bayonne Bancshares, Inc.*
             3.2  Bylaws of Bayonne Bancshares, Inc.*
             4.0  Stock Certificate of Bayonne Bancshares, Inc.*
            11.0  Computation of earnings per share (filed herewith)
            27.0  Financial Data Schedule (filed herewith)

(b) No reports on Form 8-K were filed this quarter.

*Incorporated herein by reference in this document from the Exhibits to the Form 5-1 Registration Statement, filed on March 13, 1997, and any amendments thereto (Registration No. 333-23199).

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BAYONNE BANCSHARES, INC.

Date: November 13, 1997           By:  /s/ MICHAEL NILAN
                                      ------------------------------------------
                                      Michael Nilan
                                      President and Chief Executive Officer


Date: November 13, 1997           By: /s/ EUGENE V. MALINOWSKI
                                      ------------------------------------------
                                      Eugene V. Malinowski
                                      Vice President and Chief Financial Officer