Form 10-Q
period 1997-12-31
BAYONNE BANCSHARES INC
filed 1998-02-17
CIK 1035448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------

                                   FORM 10-Q

                                   ----------

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended December 31, 1997

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

                          Yes   [x]      No [ ]

           AS OF FEBRUARY 12, 1998, THERE WERE 9,088,581 SHARES OF THE
                      REGISTRANTS COMMON STOCK OUTSTANDING

                            BAYONNE BANCSHARES, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----
Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition as of           1
            December 31, 1997, and March 31, 1997

            Consolidated Statements of Operations for the three            2
            and nine months ended December 31, 1997 and 1996

            Consolidated Statements of Stockholders' Equity for the nine   3
            months ended December 31, 1997 and 1996

            Consolidated Statements of Cash Flows for the nine             4-5
            months ended December 31, 1997 and 1996

            Notes to Consolidated Financial Statements                     6-8

Item 2.     Management's Discussion and Analysis of Financial              8-12
            Condition and Results of Operations

PART II.    OTHER INFORMATION                                             13-14

PART 1                       FINANCIAL INFORMATION
Item 1
                       Consolidated Financial Statements

                            BAYONNE BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                           (in thousands of dollars)

                                     ASSETS
                                     ------
                                                                     December 31, 1997          March 31, 1997
                                                                     ------------------          --------------
                                                                        (unaudited)
Cash and cash equivalents:
  Cash on hand and in banks                                          $            4,245          $        6,828
  Deposits with financial institutions                                                                    8,500
  AMF short-term fund                                                                 5                     144
                                                                     ------------------          --------------
    Total cash and cash equivalents                                               4,250                  15,472

Securities available for sale, at market value                                  342,342                 290,614
Securities held to maturity                                                      10,273                  11,277
Loans receivable, net                                                           232,177                 235,624
Accrued interest receivable, net                                                  3,907                   3,720
Federal Home Loan Bank stock, at cost                                             7,460                   7,460
Real estate acquired in settlement of loans                                         568                     364
Office properties and equipment, net                                              5,437                   5,812
Prepaid expenses                                                                    231                     816
Other assets                                                                      3,994                   5,845
                                                                     ------------------          --------------
 Total Assets                                                        $          610,639          $      577,004
                                                                     ==================          ==============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------
Liabilities:
 Deposits                                                            $          422,765          $      444,139
 Borrowings                                                                      84,950                  75,000
 ESOP loan                                                                          435                     598
 Advance payment by borrowers for taxes and insurance                             1,936                   1,539
 Accrued expenses and other liabilities                                           4,352                   7,649
                                                                     ------------------          --------------
  Total Liabilities                                                  $          514,438          $      528,925
                                                                     ==================          ==============

Stockholders' equity:
 Common stock                                                                        90                     307
 Additional paid in capital                                                      59,445                  12,426
 Common stock acquired by ESOP and MRP                                           (4,599)                   (976)
 Retained earnings-substantially restricted                                      42,698                  40,658
Net unrealized loss on securities available for sale, net of tax                 (1,433)                 (4,336)
                                                                     ------------------          --------------
  Total stockholders' equity                                                     96,201                  48,079
                                                                     ------------------          --------------
  Total liabilities and stockholders' equity                         $          610,639          $      577,004
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

                            Bayonne Bancshares, Inc.
                                and Subsidiaries
                     Consolidated Statements of Operations
                           (in thousands of dollars)
                                  (unaudited)

                                                                  Three Months                   Nine Months
                                                               Ended December 31,            Ended December 31,
                                                             ------------------------------------------------------
                                                              1997            1996           1997            1996
Interest and dividend income:
  Loans                                                      $ 4,904         $ 4,968        $14,705         $14,933
  Securities available for sale                                4,759           4,012         14,330          14,813
  Securities held to maturity                                    302             313            904             934
Overnight deposits with financial institutions                   105             354            383             530
                                                             -------         -------        -------         -------
Total interest and dividend income                           $10,070         $ 9,647        $30,322         $31,210
                                                             -------         -------        -------         -------

Interest expense:
  Interest on deposits                                         5,011           5,223         15,388          15,719
  Interest on other borrowings                                 1,042           1,449          3,410           5,581
                                                             -------         -------        -------         -------
   Total interest expense                                      6,053           6,672         18,798          21,300
                                                             -------         -------        -------         -------

Net interest income                                            4,017           2,975         11,524           9,910
  Provision for loan losses                                       45              30            135              90
                                                             -------         -------        -------         -------
Net interest income after  provision for loan losses           3,972           2,945         11,389           9,820
                                                             -------         -------        -------         -------

Other income: (loss):
  Loan fees and service charges                                   62              58            194             235
  Loss on securities available for sale, net                                     421             (5)         (2,812)
  Gain (loss) on sales of real estate acquired in
  settlement of loans, net                                        (7)            (23)             4             (52)
  Other                                                          243             234            787             690
                                                             -------         -------        -------         -------
Total other income (loss)                                        298             690            980          (1,939)
                                                             -------         -------        -------         -------

Operating expenses:
  Compensation and employee benefits                           1,352           1,521          4,294           4,256
  Occupancy                                                      199             196            572             574
  Equipment                                                      293             308            952             831
  Advertising and promotion                                       38              10             71              46
  Federal insurance premiums                                     141             296            428             883
  SAIF Assessment                                                  -               -              -           2,895
  Other                                                          445             241          1,336           1,070
                                                             -------         -------        -------         -------
    Total operating expenses                                   2,468           2,572          7,653          10,555
                                                             -------         -------        -------         -------


Income (loss) before income tax expense                        1,802           1,063          4,716          (2,674)
Income tax expense (benefit)                                     667             396          1,728             297
                                                             -------         -------        -------         -------
Net income (loss)                                            $ 1,135         $   667        $ 2,988         $(2,971)
                                                             =======         =======        =======         =======
Basic earnings (loss) per share                              $  0.13         $  0.23        $  0.51         $ (1.01)
                                                             =======         =======        =======         =======
Fully diluted earnings (loss) per share                      $  0.13         $  0.22        $  0.50         $ (1.01)
                                                             =======         =======        =======         =======

        See accompanying notes to the consolidated financial statements.

                            Bayonne Bancshares, Inc.
                                and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
              Nine Month Periods ended December 31, 1997 and 1996
                           (in thousands of dollars)
                                  (unaudited)

                                    Common    Additional      Unallocated    MRP      Retained        Net              Total
                                    Stock     Paid in         ESOP           Shares   Earnings        Unrealized       Stockholders'
                                              Capital         Shares                  Substantially   Loss on          Equity
                                                                                      Restricted      Securities
                                                                                                      Available for
                                                                                                      Sale
====================================================================================================================================
Balance at March 31, 1996           $  306    $  12,216       $   (815)      $ (495)  $  44,575       $   (6,268)      $  49,519
Net (loss) income for the
    nine month period ended
    December 31, 1996                    -            -              -            -      (2,971)               -               -
Amortization of ESOP                     -           85            163            -           -                -             248
Amortization of MRP                      -           15              -           87           -                -             102
Net change in unrealized
    loss on securities available
    for sale, net of tax                 -            -              -            -           -            3,037               -
Dividends paid                           -            -              -            -        (350)               -               -
                                    ------    ---------       --------       ------   ---------       ----------       ---------
Balance at
    December 31, 1996               $  306    $  12,316       $   (652)      $ (408)  $  41,254       $   (3,231)      $  49,869
                                    ------    ---------       --------       ------   ---------       ----------       ---------

Balance at March 31, 1997           $  307    $  12,426       $   (598)      $ (378)  $  40,658       $   (4,336)      $  48,079
Net income for the nine
    month period ended
    December 31, 1997                    -            -              -            -       2,988                -           2,988
Amortization of ESOP                     -          351            163            -           -                -             514
Amortization of MRP                      -          124              -          109           -                -             233
Dividend Paid                            -            -              -            -        (948)               -            (948)
Net change in unrealized
    losses on securities
    available for sale, net of tax       -            -              -            -           -             2,903          2,903
Exercise of stock options                -           61              -            -           -                 -             61
Issuance and exchange of
    common stock as a result
    of the conversion/organization    (217)      46,483         (3,895)           -           -                 -          42,371
                                    ------    ---------       --------       ------   ---------       ----------       ----------
Balance at December 31, 1997        $   90    $  59,445       $ (4,330)      $ (269)  $  42,698       $   (1,433)      $   96,201
                                    ------    ---------       --------       ------   ---------       ----------       ----------

        See accompanying notes to the consolidated financial statements.

                    Bayonne Bancshares, Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows
                           (in thousands of dollars)
                                  (unaudited)

                                                                           Nine Months Ended December 31,
                                                                           ------------------------------
                                                                              1997              1996
                                                                            --------          -------
 Cash flows from operating activities:
  Net income (loss)                                                         $  2,988         $ (2,971)


Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

  Depreciation of office properties and equipment                                404              425
  Loss on securities available for sale                                            5             (373)
  Provision for loan losses                                                      135               90
  Gain (Loss) on real estate operations                                            4              (11)
  Amortization of premiums and discounts on
   investment securities and mortgage backed securities                          612           (1,803)
  Amortization of ESOP and MRP shares                                            747              352
  Net decrease in deferred loan fees                                            (154)            (116)
  Net increase (decrease) in accrued interest receivable                        (187)             115
  Net decrease in prepaid expenses                                               586              272
  Net decrease  in other assets                                                 (218)          (1,202)
  Net (decrease) increase in accrued expenses and other liabilities           (3,296)           1,031
                                                                            --------          -------
     Total adjustments                                                        (1,362)          (1,220)
                                                                            --------          -------

    Net cash provided by (used in) operating activities                        1,626           (4,191)
                                                                            --------          -------

Cash flows from investing activities:

  Principal payments and maturities on securities
   available for sale                                                       $ 45,301         $ 21,061
  Proceeds from securities available for sale                                      -          142,227
  Purchases of securities available for sale                                 (93,530)         (60,877)
  Net increase in loans receivable                                             3,661          (15,792)
  Maturities of securities held to maturity                                    1,004               78
  Proceeds from sales of real estate acquired in
   settlement of loans                                                           452              207
  Purchases/Sales of FHLB/FHLMC/FNMA stock                                         -               66
  Purchases of premises and equipment                                            (29)            (371)
                                                                            --------         --------
     Net cash used in investing activities                                   (43,141)          86,599
                                                                            --------         --------

  Cash flows from financing activities:
  Net decrease in deposits                                                   (21,375)          (4,134)
  Net increase in advance payments by borrowers for
   taxes and insurance                                                           397              348
  Dividends paid                                                                (948)            (351)
  Increase (decrease) in borrowings and repurchase agreements                  9,950          (70,519)
  Payment on ESOP debt                                                          (163)            (163)
  Issuance of common stock as a result of the
   conversion/reorganization                                                  42,371                -
  Exercise of stock options                                                       61                -
                                                                            --------         --------
    Net cash provided by (used in) financing activities                     $ 30,293         $(74,819)
                                                                            --------         --------

        See accompanying notes to the consolidated financial statements.

                    Bayonne Bancshares, Inc. and Subsidiaries

                     Consolidated Statements of Cash flows
                                  (continued)
                           (in thousands of dollars)
                                  (unaudited)

                                                          Nine Months Ended December 31,
                                                         ----------------------------------
                                                           1997                      1996
                                                         -------                    -------
Net decrease in cash and cash equivalents                (11,222)                     7,589

Cash and cash equivalents at start of period              15,472                     11,791
                                                         -------                    -------
Cash and cash equivalents at end of period               $ 4,250                    $19,380
                                                         =======                    =======


Supplemental schedule of cash flow
information:

Real estate acquired in settlement of loans              $   704                    $   653
Taxes Paid                                               $ 1,419                    $ 1,100
Interest Paid                                            $15,366                    $21,252
Write-down of Securities available for sale              $     -                    $ 3,186

        See accompanying notes to the consolidated financial statements.

                  BAYONNE BANCSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1)    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for Bayonne Bancshares, Inc. and Subsidiaries (the
Bank).

2)    NON-PERFORMING LOANS

      Non-performing loans at December 31, 1997, and March 31, 1997 are as follows:

                                           (in thousands of dollars):

                                     December 31, 1997       March 31, 1997
                                     -----------------       --------------

Loans delinquent 90 days or more and
other non-performing loans                 $5,623                $5,609
                                           ------                ------

Loans delinquent 90 days or more and
other non-performing loans as a
percentage of net loans receivable           2.42%                2.38%

      An analysis of the allowance for loan losses for the nine month periods ended December 31, 1997 and 1996 is as follows (in thousands of dollars):

                                     December 31, 1997   December 31, 1996
                                     -----------------   -----------------
Balance at start of period                  $3,158              $2,979
Provision charged to operations                135                  90
Net (Charge-offs) recoveries                  (316)               (140)
                                            ------              ------
Balance at end of period                    $2,977              $2,929
                                            ------              ------


3)    Earnings Per Share

      The Bank adopted SFAS No.128, "Earnings Per Share" on December 31, 1997. SFAS No.128 established the new standard for computation and presentation of net income per common share. Under the new requirements both basic and diluted net income per common share is presented. All prior period net income per common share data has been restated.

      Basic net income per common share is calculated by dividing net income, less the dividends on preferred stocks, if any, by the average common shares outstanding during the period.

      Diluted net income per common share is computed similar to that of the basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares arising from unexercised stock options were issued during the reporting period.

      Per share information reflects the Company's reorganization and stock offering completed August 22, 1997 and the Issuance of 4,869,190 shares of common stock in connection with its conversion and reorganization. Prior period per share data has not been adjusted for shares issued in the conversion and reorganization.

4)    PLAN OF CONVERSION

      On August 22, 1997, Bayonne Bancshares, Inc. in accordance with its plan of conversion and reorganization sold 4,869,190 shares of common stock at a price per share of $10.00. In addition, each of the 1,410,735 shares of common stock of First Savings Bank of New Jersey, SLA held by public stockholders were exchanged for 2.933 shares of common stock of Bayonne Bancshares, Inc. in accordance with the Plan of Conversion and Agreement and Plan of Reorganization. At December 31, 1997 the Company had 9,050,264 shares of common stock outstanding.

5)    SAIF INSURANCE RECAPITALIZATION

      The deposits of the Bank are presently insured by the Savings Association Insurance Fund (SAIF), which together with the Bank Insurance Fund (BIF), are the two insurance funds administered by the FDIC. In the third quarter of 1995 the FDIC lowered the premium schedule for BIF-insured institutions in anticipation of the BIF achieving its statutory reserve ratio. The reduced premium created a significant disparity in deposit insurance expense causing a competitive advantage for BIF members. Legislation enacted on September 30, 1996, provided for a one-time special assessment of .657% of all SMF insured deposits, such as the Bank's at March 31, 1995. The purpose of the assessment is to bring the SAIF to its statutory reserve ratio. Based on the above formula, the Bank's SAIF assessment of $2.9 million was recorded in the quarter ended September 30, 1996. Although the special one-time assessment significantly increased non-interest expense for the quarter ended September 30, 1996, the reduction in the premium schedule has reduced the Bank's federal insurance premiums for the 1997 periods.

6)   RECENT ACCOUNTING PRONOUNCEMENTS

      On March 3, 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No.128, "Earnings Per Shares." SFAS No. 128 establishes new standards for the computation and presentation of earnings per share ("EPS") by simplifying the standards prescribed in APB Opinion No.15. Under the new requirements, the Bank will be required to present both basic and diluted EPS on the face of the income statement. Basic EPS will replace the current EPS terminology and continue to be computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted EPS will include any additional common shares as if all potentially dilutive common shares were issued. The Bank adopted SFAS No.128 on December 31, 1997. All prior period EPS data has been restated. The impact of adopting SFAS No.128 was not material to previously reported per share data.

      In June 1997, the FASB issued SFAS No.130, "Reporting Comprehensive Income." SFAS No.130 establishes the reporting and display requirements of total comprehensive income and other comprehensive income in a full set of general-purpose financial statements. The statement defines total comprehensive income as all changes in equity during a period, except those resulting from investments by owners and distributions to owners. Other comprehensive income would include revenues, expenses, gains and losses that, under GAAP, are included in comprehensive income but excluded from net income. SFAS No.130 is effective for fiscal years beginning after December 15, 1997 and comparative financial statements will be reclassified to reflect the provisions of SFAS No.130.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Stockholders' equity increased by $48.1 million to $96.2 million at December 31, 1997 from $48.1 million at March 31, 1997. The increase in total stockholders' equity was primarily attributed to additional capital of $42.4 million realized in the conversion and reorganization effective August 22, 1997 and retained earnings.

      Total assets increased by $33.6 million to $610.6 million at December 31, 1997 compared to $577.0 million at March 31, 1997. Securities available for sale at market value increased by $51.7 million or 17.8% to $342.3 million at December 31, 1997 from $290.6 million at March 31, 1997. The increase was primarily attributed to the purchase of mortgage backed securities totaling $45.2 million in anticipation of the proceeds of the stock offering in August 1997. In addition, there was a $4.5 million decrease in the net unrealized loss in securities available for sale. Loans receivable, net decreased by $3.4 million or 1.4% to $232.2 million at December31 1997 from $235.6 million at March 31, 1997. The decrease was primarily due to net amortization and payoffs on mortgage loans.

      Total liabilities decreased by $14.5 million to $514.4 million at December 31, 1997 compared to $528.9 million at March 31, 1997. Total deposits decreased by $21.3 million to $422.8 million at December 31, 1997 from $444.1 million at March 31, 1997 due primarily to the withdrawal of funds by Bank depositors to purchase stock in the conversion and reorganization. In addition, certificates of deposit decreased to $234.2 million at

December 31, 1997 from $251.6 million at March 31, 1997 due to the maturing of $22.8 million of high rate 10 year certificates of deposit during the quarter ended December 31, 1997.

Results of Operations

      Net income was $1.1 million for the three months ended December 31, 1997, compared to $667,000 for the quarter ended December 31, 1996, an increase of $468,000 or 70%. Total interest and dividend income increased by $423,000 or 4.4% to $10.1 million for the three months ended December 31, 1997, compared to $9.6 million for the three months ended December 31, 1996. This increase resulted from an increase in the average yield on interest earning assets to 6.86% for the three month period ended December 31, 1997 from 6.57% for the three month period ended December 31, 1996 partially offset by a decrease of $523,000 in average interest earning assets.

      Total interest expense decreased by $619,000 or 9.3% to $6.1 million for the three months ended December 31, 1997, compared to $6.7 million for the three months ended December 31, 1996. The decrease was primarily attributable to a decrease of $48.0 million or 8.7% on the average balance of interest bearing liabilities to $503.3 million at December 31, 1997, compared to $551.3 million for the three months ended December 31, 1996. The Bank's average borrowings were reduced by $33.6 million in connection with the restructuring of the investment portfolio.

      The provision for loan losses totaled $45,000 and $30,000 for the three month period ended December 31, 1997 and 1996, respectively. The provision is a result of management's judgment based on a review of its loans and consideration of a variety of factors including, 1) the risk characteristic of its loan portfolio, 2) current economic conditions, 3) actual losses previously experienced and 4) the existing levels of reserves for possible loan losses in the future. Non-performing loans at December 31, 1997 and March 31, 1997 were $5.6 million and $5.6 million or 2.42% and 2.38% of net loans receivable, respectively.

      Total operating expenses decreased by $104,000 to $2.5 million for the three months ended December 31, 1997, compared to $2.6 million for the three months ended December 31, 1996. The decrease was primarily attributable to the decrease in compensation and employee benefits of$169,000 and reduced Federal Insurance premiums of $155,000 partially offset by increases in other operating expenses of $204,000 and advertising and promotion of $29,000.

      Income tax expense increased by $271,000 to $667,000 for the three months ended December 31, 1997, compared to $396,000 for the comparable prior year period, as a result of additional taxable income earned during the current fiscal quarter.

Nine Months of Operations

      Net income increased by $5.9 million to $2.9 million for the nine months ended December 31, 1997, from a net loss $3.0 million for the nine months ended December 31,

1996. This increase was primarily due to the $2.9 million assessment for the recapitalization for the SMF insurance fund and $2.8 million loss on securities available for sale recognized during the nine months ended December 31, 1996.

      Total interest income decreased by $888,000 or 2.8% to $30.3 million for the nine months ended December 31, 1997, from $31.2 for the nine months ended December 31, 1996. The decrease was primarily due to a decrease in average earning assets to $579.1 million for the nine months ended December 31, 1997 from $613.2 million for the nine months ended December 3 1, 1996, partially offset by an increase in the average yield of interest earning assets to 6.97% for the nine months ended December 31, 1997, from 6.79% for the nine months ended December 31, 1996. The average yield has increased as result of management's efforts to restructure the Bank's investment portfolio in 1997 and the investment of $42.4 million from the stock offering into adjustable rate mortgage backed securities.

      Total interest expense decreased by $2.5 million or 11.8% to $18.8 million for the nine months ended December 31, 1997, from $21.3 million for the nine months ended December 31, 1996. The decrease resulted primarily from a decrease in average interest bearing liabilities to $518.0 million for the nine months ended December 31, 1997 from $578.1 million for the comparable prior year period, combined with a decrease in the average cost of interest bearing liabilities to 4.83% for the nine months ended December 31, 1997 from 4.91% for the nine months ended December 31, 1996. During the nine months ended December 31, 1997, average borrowings decreased by $51.9 million as part of the Bank's restructuring of the investment portfolio and deposits decreased by $7.9 million primarily as a result of reinvestment of the maturing high yielding 10% certificates of deposit.

      The provision for loan losses totaled $135,000 and $90,000 for the nine month periods ended December 31, 1997 and 1996, respectively. The provision is a result of management's judgment based on its loans and consideration of a variety of factors including 1) the risk characteristics of its loan portfolio,
2) current economic conditions, 3) actual losses previously experienced and 4) the existing levels of reserves for possible loan losses in the future.

      Total other income increased by $2.9 million to $980,000 for the nine months ended December 31, 1997 from a loss of $1.9 million for the nine months ended December 31, 1996. The difference was primarily attributable to the $2.8 million loss on securitieS available for sale experienced in nine months ended December 31, 1996.

      Total operating expenses decreased by $2.9 million or 27.5% to $7.7 million for the nine months ended December 31, 1997 from $10.6 million for the nine months ended December 31, 1996. Excluding the $2.9 million assessment for the recapatilization of the SAIF insurance fund, total operating expenses decreased by $7,000 on a reduction of $455,000 in Federal Insurance premiums, which were partially offset by increases in other operating expenses of $266,000 and $121,000 relating to equipment charges.

      Income tax expense increased by $1.4 million to $1.7 million for the nine months ended December 31, 1997 from $297,000 for the nine months ended December 31, 1996 as a result of higher pretax income for the nine months ended December 31, 1997, as compared to a loss from operations of $2.7 million for the nine months ended December 31,1996. The effective tax rate for the nine months ended December 31, 1997 was 36.6%.

  Capital

      The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of December 31, 1997, the Bank exceeded all regulatory capital requirements. The Bank's required, actual arid excess capital levels as of December 31, 1997 are as follows (in thousands of dollars):

                                                                Excess of
                                                                Actual Over
                      Required    % of       Actual    % of     Regulatory
                       Amount    Assets      Amount    Assets   Requirements
                      --------   ------     -------    ------   ------------

Tangible Capital       $ 9,092    1.50%     $73,777    12.17%     $64,685
Core Capital           $18,183    3.00%     $73,777    12.17%     $55,594
Risk-based Capital     $17,533    8.00%     $76,520    34.91%     $58,987

      If the allowance for marketable debt and equity securities was included in capital, the Bank's tangible, core and risk-based capital ratios would be 11.96%, 11.96% and 34.49%, respectively, at December 31, 1997.

Liquidity

      The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 39.83% during the month of December 1997 and 40.64% during nine months ended December 31, 1997. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

Year 2000 Consideration

      The Bank relies on computers for the daily conduct of its business and for data processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank generally relies on independent third parties to provide data processing services to the Bank, and has been advised by its data processing service center that the issue has been addressed. The bank recognized that a comprehensive and coordinate plan of action was needed to ensure readiness to perform year 2000 processing. A year 2000 Committee has been formed to implement the year 2000 project, policies, document readiness of the Bank to accommodate year 2000 processing, and to track and test progress towards full compliance. The Bank contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. In house applications are limited to word-processing and spreadsheet functions. The Bank is in the process of ensuring that external vendors and services are adequately addressing the system and software issues related to the year 2000 by obtaining written system certifications that the systems are fully year 2000 compliant or that the vendor has a plan to become fully compliant in the very near future. Beginning in the third quarter of the calendar year of 1998, the Bank will coordinate with primary servicer end-to-end tests which allow the Bank to simulate daily processing on sensitive century dates. In the evaluation the bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the year 2000 requirements. The committee completed a system inventory and obtained vendor certification. The committee identified critical applications and developed detailed plans for hardware/system upgrades and system replacements where necessary. The committee has budgeted $250,000 for hardware system upgrades and system replacements which has been approved by the Board of Directors. All upgrades are scheduled to be substantially implemented by December 31, 1998 to allow a full year for system testing.

PART II. OTHER INFORMATION

Legal Proceedings

       In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceeding and claims.

Changes in Securities
       Not applicable.

Defaults upon Senior Securities
       Not applicable.

Submission of Matters to Vote of Security Holders
       None.

Other Information
       Not applicable.

Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report:

           3.1--Certificate of Incorporation of Bayonne Bancshares, Inc.* 3.2--Bylaws of Bayonne Bancshares, Inc.*
           4.0--Stock Certificate of Bayonne Bancshares, Inc.*
            11--Computation of earnings per share (filed herewith) 27--Financial Data Schedule (filed herewith)

(b) No reports on Form 8-K were filed this quarter.

*Incorporated herein by reference in this document from the Exhibits to the Form S-1 Registration Statement, filed on March 13, 1997, and any amendments thereto (Registration No. 333-23199).

                                   EXHIBIT 11

                    Computation of Earnings (Loss) Per Share

                                                          Quarter Ended December 31,            Nine Months Ended December 31,
                                                        -------------------------------         ---------------------------------
                                                          1997                 1996                1997               1996
                                                        ---------             ---------          ---------          ---------
Net income (loss) applicable to common stock
  and common stock equivalents (in thousands)           $   1,135             $     667          $   2,988            ($2,971)
                                                        =========             =========          =========          =========

Basic Earnings (Loss) Per Share
-------------------------------
Average shares of common stock outstanding              8,417,155             2,959,475          5,738,194          2,949,515
                                                        =========             =========          =========          =========

Basic Earnings (Loss) Per Share                         $    0.13             $    0.23          $    0.51          $  (1.01)
                                                        =========             =========          =========          =========

Fully Diluted Earnings (Loss) Per Share
---------------------------------------

Average shares of common stock outstanding              8,481,453             2,959,475          5,738,888          2,949,515
Common stock equivalents of stock options
  and management recognition plans                        101,754                 6,426             99,694                819
                                                        ---------             ---------          ---------          ---------
Average shares of common stock outstanding              8,583,207             2,965,901          5,837,888          2,950,334
                                                        =========             =========          =========          =========

Fully Diluted Earnings (Loss) Per Share                 $    0.13             $    0.22          $    0.50          $   (1.01)
                                                        =========             =========          =========          =========

Note:

Per share data reflects the Company's reorganization and stock offering completed August 22, 1997 and the issuance of 4,869,190 shares of common stock in connection with its conversion and reorganization.

Prior period per share data has been adjusted for the shares issued in the conversion and reorganization.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BAYONNE BANCSHARES, INC.

Date: February 13, 1997               By:/s/ MICHAEL NILAN
                                         -------------------------------------
                                         Michael Nilan
                                          President and Chief Executive Officer

Date: February 13, 1997               By:/s/ EUGENE V. MALINOWSKI
                                         -------------------------------------
                                         Eugene V. Malinowski
                                          Vice President and
                                           Chief Financial Officer