Form 10-K
period 1998-03-31
BAYONNE BANCSHARES INC
filed 1998-06-29
CIK 1035448

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                 --------------

                                    FORM 10-K

                                 --------------

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the Year Ended March 31, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from __________ to ___________

                           COMMISSION FILE NO. 0-22499


                            BAYONNE BANCSHARES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                         22-3511899
 -------------------------------                      ----------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification Number)


    568 BROADWAY, BAYONNE, NEW JERSEY                        07002
 ---------------------------------------                   ----------
 (Address of Principal Executive Offices)                  (Zip Code)


                                 (201) 437-1000
                         -------------------------------
                         (Registrant's Telephone Number)


Securities Registered Pursuant to Section 12(b) of the Act:   NONE
                                                              ----

Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES  X     No
    ---       ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any
amendment to this Form 10-K.   [___]

     As of March 31, 1998, the aggregate market value of the voting stock held by persons other than the directors and executive officers of the Registrant, computed by reference to the closing sales price of the Registrant's common stock on the Nasdaq National Market on March 31, 1998, as reported in The Wall Street Journal, was approximately $124.4 million. There were 9,088,581 shares of the Registrant's Common Stock issued and outstanding as of March 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998 are incorporated herein by reference (Part III).

                                                       INDEX

PART I                                                                      PAGE
                                                                            ----
    Item 1.   Business..................................................     1

 Additional
     Item.    Executive Officers of the Registrant......................    37

    Item 2.   Properties................................................    38

    Item 3.   Legal Proceedings.........................................    38

    Item 4.   Submission of Matters to a Vote of Security Holders.......    38

PART II

    Item 5.   Market for Registrant's Common Equity and Related
                Stockholders Matters....................................    39

    Item 6.   Selected Consolidated Financial and Other Data............    41

    Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................    44

    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk    51

    Item 8.   Financial Statements and Supplementary Data...............    57

    Item 9.   Changes in and Disagreements With Accountants
                On Accounting and Financial Disclosure..................    60

PART III

    Item 10.  Directors and Executive Officers of the Registrant........    60

    Item 11.  Executive Compensation....................................    60

    Item 12.  Security Ownership of Certain Beneficial Owners
                and Management..........................................    60

    Item 13.  Certain Relationships and Related Transactions............    60

PART IV

    Item 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K.....................................    60

SIGNATURES

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Bayonne Bancshares, Inc. (the "Company" or the "Bank") was incorporated in the State of Delaware on February 4, 1997. The Company was organized in connection with the conversion and reorganization of First Savings Bank of New Jersey, SLA ("First Savings") from the mutual holding company structure to the stock holding company structure (the "Conversion and Reorganization") and acquired all of the capital stock of the Bank upon the consummation of the Conversion and Reorganization on August 22, 1997. At March 31, 1998, the Company had total assets of $646.1 million and total stockholders' equity of $98.6 million.

     First Savings is a New Jersey-chartered stock savings association that conducts its operations from its main office and three branch offices located in Bayonne, New Jersey. The Bank was originally chartered in 1889 and has been a member of the Federal Home Loan Bank ("FHLB") System since 1945. The Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") under the Savings Association Insurance Fund ("SAIF"). As a SAIF-insured, state-chartered savings association, the Bank is regulated by the New Jersey Department of Banking (the "Department") and the Office of Thrift Supervision ("OTS"). At March 31, 1998, the Bank had total assets of $636.4 million, total deposits of $424.0 million, and stockholders' equity of $75.5 million.

     The Bank is a community oriented savings institution that is primarily engaged in the business of attracting deposits from the general public in the Bank's market area, and investing such deposits in one- to four-family residential real estate mortgage loans, mortgage-backed securities and U.S. Government and Agency obligations. At March 31, 1998, one- to four-family residential mortgage loans totalled $187.2 million, comprising 29.0% of the Bank's total assets, while mortgage-backed securities totalled $274.7 million, or 42.51% of total assets, and U.S. Government and agency obligations totalled $77.4 million, or 12.00% of total assets. To a lesser extent, the Bank also invests in multifamily and commercial real estate loans, home equity loans, and passbook and other consumer loans. The Bank's principal sources of funds have been deposits, principal and interest payments on loans and mortgage-backed securities, funds from sales of investments and borrowings and reverse repurchase agreements. Principal sources of income have been interest received from loans, mortgage-backed securities and other investments. The Bank's principal expense has been interest paid on deposits, borrowings, compensation and employee benefits, and SAIF deposit insurance premiums.

     The Bank's executive offices are located at 568 Broadway, Bayonne, New Jersey, and its telephone number at that location is (201) 437-1000.

MARKET AREA

     The Bank is headquartered in the City of Bayonne, which is located in northeastern New Jersey. The Bank currently conducts business from its main office and three branch offices, all of which are located in Bayonne. The Bank's deposit gathering base is concentrated in Bayonne, although the Bank also receives deposits from residents of contiguous communities in Hudson County. A significant portion of the Bank's mortgage loans are collateralized by properties located in Bayonne, although the Bank also originates loans collateralized by real estate located in other parts of Hudson County, and, to a much lesser extent, other parts of New Jersey.

     The City of Bayonne has a population of approximately 64,000, and is located at the tip of Hudson County, which is surrounded by the Newark Bay, the Kill Van Kull, and the Lower New York Bay. Bayonne is a short distance from New York City, Newark International Airport, major rail transportation lines, and New Jersey's major highways. A significant number of Bayonne residents work in and commute to New York City.

     As of March 31, 1998, the Bank was the largest savings institution headquartered in Bayonne. The Bank encounters strong competition both in attracting deposits and in originating real estate and other loans. Its most direct competition for deposits has historically come from commercial and savings banks, other savings associations and credit unions in its market area. Competition for loans comes principally from such financial institutions, as well as mortgage banking companies. The Bank expects continued strong competition in the foreseeable future, including increased competition from "super-regional" banks entering the market by purchasing large commercial banks and savings banks. These larger institutions have greater financial and marketing resources than the Bank. The Bank currently holds approximately 40% of all deposits held by branches of commercial banks, credit union, and savings associations located in Bayonne, and approximately 6% of such deposits held in Hudson County. The Bank competes for savings deposits by offering depositors a high level of personal service and a wide range of competitively priced financial services. In recent years, additional strong competition has come from stockbrokers, securities firms and mutual funds. The Bank competes for real estate loans primarily through the interest rates and loan fees it charges and through advertising.

LENDING ACTIVITIES

     Loan Portfolio. The principal components of the Bank's loan portfolio are first mortgage loans secured by one- to four-family residential real estate and, to a much lesser extent, home equity loans, multifamily real estate loans, and passbook and other consumer loans. At March 31, 1998, the Bank's total loans receivable totalled $240.0 million, of which $187.2 million, or 78.0%, were one- to four-family residential real estate mortgage loans, $26.2 million, or 10.9%, were home equity loans, and $25.8 million, or 10.7%, were multifamily and commercial real estate loans. Consumer loans, other than home equity loans, totaled $860,000, or 0.4%, of the Bank's loan portfolio.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                             AT MARCH 31,(4)                                        AT MAY 31,
                                      ------------------------------------------------------------------------  ------------------
                                             1998                 1997              1996           1995                1994
                                      ------------------- ------------------  --------------- ----------------  ------------------
                                                 PERCENT            PERCENT          PERCENT          PERCENT             PERCENT
                                      AMOUNT     OF TOTAL  AMOUNT   OF TOTAL  AMOUNT OF TOTAL AMOUNT  OF TOTAL  AMOUNT    OF TOTAL
                                      --------  --------- --------  --------  ------ -------- ------  --------  ------    --------
                                                                            (DOLLARS IN THOUSANDS)
Real estate loans (1):
    One- to four-family residential.. $187,184     78.0%  $197,819   82.2%  $189,283   82.7%  $190,685  85.4%   $167,633    86.4%
    Multifamily and commercial.......   25,815     10.7     14,330    6.0     14,253    6.2     11,239   5.0       9,803     5.1
                                      --------   ------   --------  -----   --------  -----   -------- -----    --------   -----
      Total real estate loans........  212,999     88.7    212,149   88.2    203,536   88.9    201,924  90.4     177,436    91.5
Consumer loans:
    Home equity(2)...................   26,180     10.9     27,740   11.5     24,851   10.9     20,677   9.2      15,754     8.1
    Passbook.........................      371      0.2        277    0.1        322    0.1        382   0.2         289     0.2
    Other(3).........................      489      0.2        450    0.2        341    0.1        355   0.2         468     0.2
                                      --------   ------    -------   ----   --------  -----   -------- -----    --------   -----
    Total consumer loans.............   27,040     11.3     28,467   11.8     25,514   11.1     21,414   9.6      16,511     8.5
                                      --------   ------    -------   ----   --------  -----   -------- -----    --------   -----
    Total loans receivable...........  240,039   100.00%   240,616  100.0%   229,050  100.0%   223,338 100.0%    193,947   100.0%
                                      --------   =======   -------  =====   --------  =====   -------- =====    --------   =====
Less:
    Unamortized discount and net
      deferred loan fees.............   (1,621)             (1,834)           (2,043)           (2,108)           (1,904)
    Allowance for loan losses........   (2,953)             (3,158)           (2,979)           (2,677)           (2,918)
                                      --------            ---------         --------          --------          --------
      Total loans receivable, net.... $235,465            $235,624          $224,028          $218,553          $188,980
                                      ========            ========          ========          ========          ========


-------------

(1) Excludes loans to joint ventures of the Bank's subsidiaries. See "-Subsidiary Activities."

(2)  Includes home equity lines of credit.

(3)  Includes home improvement loans, student loans and automobile loans.

(4)  The Bank changed its fiscal year end from May 31 to March 31 in 1995.

     Loan Maturity. The following table sets forth the maturity or period of repricing of the Bank's loan portfolio at March 31, 1998. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due within one year. Adjustable and floating rate loans are included in the period in which interest rates are next scheduled to adjust rather than in which they contractually mature, and fixed rate loans are included in the period in which the final contractual repayment is due. The table does not include the effect of future principal prepayments. Principal prepayments and scheduled principal amortization on loans totalled $36.0 million, $32.9 million and $26.3 million for the years ended March 31, 1998, 1997 and 1996, respectively.


                                                                                                   BEYOND
                                        WITHIN        1-3          3-5        5-10      10-20        20
                                        1 YEAR       YEARS        YEARS       YEARS     YEARS       YEARS      TOTAL
                                        -------     --------     -------     -------    -------    -------    --------
                                                                       (IN THOUSANDS)
Real estate loans:
    One- to four-family residential.    $18,531     $ 7,356     $11,343     $35,715     $62,501     $51,738    $187,184
    Multifamily and commercial......      1,544         381       2,450      10,422       9,247       1,771      25,815
Consumer loans......................      2,947       7,047       1,617       6,560       8,847          22      27,040
                                        -------     -------     -------     -------     -------     -------    --------
       Total loans..................    $23,022     $14,784     $15,410     $52,697     $80,595     $53,531    $240,039
                                        =======     =======     =======     =======     =======     =======    ========


     The following table sets forth at March 31, 1998 the dollar amount of loans contractually due after March 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.

                                                 DUE AFTER MARCH 31, 1999
                                          ------------------------------------
                                            FIXED      ADJUSTABLE     TOTAL
                                          ----------   ----------    ---------
                                                     (IN THOUSANDS)
Real estate loans:
   One- to four-family residential......    $138,854    $29,799      $168,653
   Multi-family and commercial..........      17,607      6,664        24,271
Consumer loans..........................      20,698      3,395        24,093
                                            --------    -------      --------
Total loans receivable..................    $177,159    $39,858      $217,017
                                            ========    =======      ========


     One- to Four-Family Residential Mortgage Lending. The Bank's primary lending activity consists of the origination of one- to four-family residential mortgage loans collateralized by owner-occupied properties located in the Bank's market area. The Bank generally does not originate one- to four-family residential loans collateralized by properties outside of the State of New Jersey, and in recent years has not purchased mortgage loans collateralized by out-of-state property. At March 31, 1998 the Bank had $187.2 million, or 78.0%, of its total loan portfolio invested in one- to four-family residential mortgage loans, $89.0 million, or 47.5%, of which were collateralized by properties located in Bayonne. Beginning in the latter part of the 1994 calendar year, the Bank began to emphasize growth of its one- to four-family residential mortgage loan portfolio, which had declined in previous years. The Bank achieved this growth through originations and correspondent lending in which the Bank agrees to purchase loans from mortgage companies at the time such loans are closed. The Bank may receive lower origination fees on loans purchased through the Bank's correspondent relationships.

     The Bank's one- to four-family residential real estate loans generally are originated and underwritten according to standards that qualify such loans to be included in Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") purchase and guaranty programs and that otherwise permit resale in the secondary mortgage market. The Bank has not sold any mortgage loans since 1989. The Bank has generally retained the servicing rights on loans it has sold and contracts with sub-servicers to perform the servicing activities, which include collecting and remitting loan payments, inspecting the properties and making certain insurance and tax payments on behalf of the borrowers. As of March 31, 1998, the Bank retained servicing rights to 853 loans sold, with an aggregate principal amount of $11.5 million.

     The Bank currently offers one- to four-family mortgage loans with terms typically ranging from 10 to 30 years, and with adjustable or fixed interest rates. One- to four-family residential real estate loans often remain outstanding for significantly shorter periods than their contractual terms because borrowers may refinance or prepay loans at their option. The average length of time that the Bank's one- to four-family residential mortgage loans remain outstanding varies significantly depending upon trends in market interest rates and other factors. In recent years, the average maturity of the Bank's mortgage loans has decreased significantly due to the unprecedented volume of refinancing activity. Accordingly, estimates of the average length of time that one- to four-family loans may remain outstanding cannot be made with any degree of accuracy.

     Originations of fixed-rate mortgage loans versus ARM loans are monitored on an ongoing basis and are affected significantly by the level of market interest rates, customer preference, the Bank's interest rate gap position, and loan products offered by the Bank's competitors. Although management's strategy is to promote the origination of ARM loans, market conditions may be such that there is greater demand for fixed-rate mortgage loans. The Bank's fixed-rate mortgage loans amortized on a monthly basis with principal and interest due each month. The Bank's fixed-rate loans are generally originated with terms ranging from 10 to 30 years. At March 31, 1998, of the Bank's $187.2 million in one- to four-family mortgage loans, $138.6 million, or 74.0%, had fixed rates of interest.

     The Bank's ARM loans are generally originated with terms of 30 years. The Bank offers ARM loans with interest rates that adjust annually after a period of one, three, five, seven or ten years. Interest rate adjustments on ARM loans are limited to 2% per year and 6% over the life of the loan. The Bank's current index on its ARM loans is the one-year Treasury Bill rate, plus a margin of 275 basis points. The Bank occasionally will originate ARM loans with initially discounted rates, often known as "teaser rates." The Bank determines whether a borrower qualifies for an ARM loan based on the first full interest rate adjustment on one- and three-year ARMs and on the initial rate of five-, seven- or ten-year ARMs with a minimum rate of 7%. One- to four-family residential ARM loans totalled $48.6 million, or 26.0% of the Bank's total one- to four-family mortgage loans at March 31, 1998.

     The primary purpose of offering ARM loans is to make the Bank's loan portfolio less interest rate sensitive. ARM loans carry increased credit risk associated with potentially higher monthly payments by borrowers as general market interest rates increase. It is possible, therefore, that during periods of rising interest rates, the risk of default on ARM loans may increase due to the upward adjustment of interest costs to the borrower. Management believes that the Bank's credit risk associated with its ARM loans is reduced because of the annual and lifetime interest rate adjustment limitations on such loans.

     The Bank's one- to four-family residential first mortgage loans customarily include due-on-sale clauses, which are provisions giving the Bank the right to declare a loan immediately due and payable in the event, among other things, that the borrower sells or otherwise disposes of the underlying real property serving as security for the loan. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio, and the Bank has generally exercised its rights under these clauses.

     Regulations limit the amount that a savings association may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Such regulations permit a maximum loan-to-value ratio of 100% for residential property and 90% for all other real estate loans. The Bank makes one- to four-family real estate loans with loan-to-value ratios of up to 90%. The Bank's lending policies generally limit the maximum loan-to-value ratio on fixed-rate and ARM loans without private mortgage insurance, and construction loans, to 80% of the lesser of the appraised value or the purchase price of the property which collateralizes the loan. For one- to four-family real estate loans with loan-to-value ratios of between 80% and 90%, the Bank requires the first 25% of the appraised value of the underlying collateral to be covered by private mortgage insurance. The Bank requires fire and casualty insurance, and flood insurance in certain cases, as well as a title guaranty regarding good title on all properties securing real estate loans made by the Bank.

     Multifamily Residential Real Estate and Commercial Real Estate Lending. The Bank originates multifamily residential and commercial real estate loans on a limited basis. The Bank's multifamily loans are typically secured by residential properties located in its market area. At March 31, 1998, such loans totaled $25.8 million, or 10.7%, of the Bank's total loan portfolio. Of these, $11.3 million, or 43.8%, had fixed rates of interest. The Bank originates commercial loans on a case-by-case basis, and, at March 31, 1998, such loans constituted $9.6 million of the Bank's total loan portfolio. In the future, the Bank intends to increase its efforts to originate commercial real estate loans within its delineated lending area. The Bank's multifamily loans include loans collateralized by mixed-use properties that are primarily residential, but have some commercial use as well. Because of the increased credit risk associated with such loans and the low level of demand for such loans in the Bank's primary market area, the Bank does not expect multifamily and commercial lending to constitute a significant part of loan originations in the foreseeable future. The largest multifamily real estate loan at March 31, 1998 had an aggregate principal balance of $1.4 million and was secured by a first mortgage on an apartment complex located in Bayonne, New Jersey.

     The Bank makes such loans in amounts up to 80% of the appraised value of the property if owner-occupied and up to 75% if nonowner-occupied. The Bank generally requires a positive cash flow on all multifamily properties. Multifamily loans are offered with fixed or adjustable interest rates, with terms not exceeding 15 years. In an effort to reduce the Bank's interest rate risk exposure, the Bank will emphasize the origination of adjustable-rate or balloon multifamily and commercial real estate loans.

     Loans collateralized by multifamily and commercial real estate generally involve a greater degree of credit risk than one- to four-family residential mortgage loans and carry larger loan balances. This increased credit risk is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the effects of general economic conditions on income producing properties, and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by commercial real estate and multifamily real estate is typically dependent upon the successful operation of the related property. If the cash flow from the project is reduced, the borrower's ability to repay the loan can become impaired.

     Consumer Loans. The Bank also originates consumer loans consisting principally of home equity loans, and to a lesser extent, loans secured by deposit accounts, and home improvement, student and automobile loans. As of March 31, 1998, consumer loans totaled $27.0 million, or 11.3%, of the Bank's total loan portfolio. Home equity loans, which totaled $26.2 million, or 10.9%, of the Bank's total loan portfolio, and 96.8% of the Bank's consumer loan portfolio, consisted primarily of fixed-rate, fixed-term home equity loans for a specified amount, and to a lesser extent, adjustable-rate, fixed-term home equity lines of credit. The Bank offers consumer loans other than home equity loans, primarily as a service to its customers. Consumer loans, other than home equity loans, are offered primarily on a fixed-rate basis with maturities generally of less than four years. The Bank's home equity and residential second mortgage loans are secured by the borrower's principal residence with a maximum loan-to-value ratio, including the principal balances of both the first and second mortgage loans, of 75% or less.

     Loan Originations, Solicitation, Processing and Commitments. Loan originations are derived from a number of sources such as real estate agent referrals, existing customers, borrowers, builders, attorneys, walk-in customers and correspondent lenders. Upon receiving a loan application, the Bank obtains a credit report and employment verification to verify specific information relating to the applicant's employment, income and credit standing. In the case of a real estate loan, an appraiser approved by the Bank appraises the real estate intended to collateralize the proposed loan. An underwriter in the Bank's loan department checks the loan application file for accuracy and completeness, and verifies the information provided. A senior loan officer then reviews the application and requests the appraisal. The loan application is then submitted to, and must be approved by, the Board of Directors. For multifamily residential and commercial real estate loans, the Bank requires that the borrower provide operating statements, pro forma cash flow statements and, if applicable, rent rolls. In addition, the Bank reviews the borrower's credit standing and expertise in owning and managing the type of property that will collateralize the loan. For one- to four-family construction loans, the Bank requires that the borrower provide detailed construction plans and specifications. Fire and casualty insurance, and in certain cases, flood insurance, is required at the time the loan is made and throughout the term of the loan.

     If the loan is approved, the commitment letter specifies the terms and conditions of the proposed loan including the amount of the loan, interest rate, amortization term, a brief description of the required collateral, and required insurance coverage. Commitments are typically issued for 90-day periods. The borrower must provide proof of fire and casualty insurance on the property serving as collateral, which insurance must be maintained during the full term of the loan. A title guaranty, based on a title search of the property, is required on all loans secured by real property. At March 31, 1998, the Bank had commitments to originate $8.8 million of mortgage and consumer loans. From time to time, the Bank has purchased mortgage loans and participation interests in loans originated by others, although the Bank has not purchased mortgage loans since 1989 (other than loans closed by and purchased from correspondent lenders), and has not purchased participation interests since the 1970s. As of March 31, 1998, the Bank had $6.4 million of mortgage loans secured by properties located outside of New Jersey which were purchased in past years.

     The following table sets forth the Bank's loan originations and principal repayments for the periods indicated. The Bank has not purchased or sold loans within the last three fiscal years.

                                                      YEAR ENDED MARCH 31,
                                             -----------------------------------
                                                1998         1997        1996
                                             ----------   ---------   ----------
                                                          (IN THOUSANDS)

Loans receivable at beginning of year........  $240,616    $229,050     $223,338
                                               --------    --------     --------
Originations (1):
     Real estate:
         One- to four-family residential.....    14,329      28,620       18,248
         Multifamily and commercial..........    15,178       2,231        1,326
     Consumer loans:
         Home equity.........................     6,030       8,905       11,472
         Passbook............................       392         327          244
         Other...............................       152         298          827
                                               --------    --------     --------
              Total originations.............    36,081      40,381       32,117
Transfer of mortgage loans to foreclosed
  real estate................................       705         878           94
Repayments...................................    35,953      27,937       26,311
                                                           --------     --------
Net loan activity............................      (577)     11,566        5,712
                                               --------    --------     --------
     Loans receivable at end of year.........  $240,039    $240,616     $229,050
                                               ========    ========     ========

------------

(1)  Includes loans purchased from correspondent lenders at the time of closing.

     Loan Origination Fees and Other Income. In addition to interest earned on loans, the Bank generally receives fees in connection with loan originations. Such loan origination fees, net of costs to originate, are deferred and amortized using the interest method over the contractual life of the loan. Fees deferred are recognized into income immediately upon prepayment of the related loan. At March 31, 1998, the Bank had $1.62 million of deferred loan origination fees. Such fees vary with the volume and type of loans and commitments made and purchased, principal repayments, and competitive conditions in the mortgage markets, which in turn respond to the demand and availability of money. In addition to loan origination fees, the Bank also receives loan fees and service charges, which consist primarily of deposit transaction account service charges and late charges. The Bank recognized loan fees and service charges of $238,000, $294,000, and $307,000 for the fiscal years ended March 31, 1998, 1997 and 1996, respectively.

     Loans to One Borrower. Savings associations are subject to the same limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired capital and unimpaired surplus on an unsecured basis, and an additional amount equal to 10% of unimpaired capital and unimpaired surplus if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). The Bank's policy is to limit the maximum loans to one borrower limit to $10.0 million at March 31, 1998. At such date, the Bank's largest borrower had an aggregate principal outstanding balance of $7.0 million.

     Delinquencies and Classified Assets. The Bank's collection procedures provide that when a loan is 15 days and 25 days past due, a computer generated late charge notice is sent to the borrower requesting payment, plus a late charge. If delinquency continues, on the first day of the second month, a delinquent notice is mailed along with a letter advising that the mortgagors are in violation of the terms of their mortgage contract. A representative of the Bank attempts to contact borrowers whose loans are more than 60 days past due. If such attempts are unsuccessful, a Bank representative personally visits the property and attempts to contact the borrower and inspect the property. A delinquent loan report is presented to the Board of Directors, which must authorize any legal action. To the extent required by the Department of Housing and Urban Development ("HUD"), the borrower is provided with notice of consumer counseling services. It is sometimes necessary and desirable to arrange special repayment schedules with mortgagors to prevent foreclosure or filing for bankruptcy. The schedule is prepared by the Bank pursuant to discussions with the borrower.

     Nonperforming Assets. Loans are reviewed on a regular basis. Real estate loans are placed on a nonaccrual status when either principal or interest is 120 days or more past due. Delinquent consumer loans generally are not placed on nonaccrual status, but continue to accrue until charged-off. Delinquent consumer loans are charged-off when it appears no longer reasonable or probable that the loan will be collected. Based on historical charge-offs in the consumer loan portfolio, which have been relatively low in relation to the Bank's valuation allowance, the Bank has not adopted a formal policy to stop accruing interest on delinquent consumer loans after a certain specified time period, but instead such loans are reviewed on a case-by-case basis. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income.

     Real estate acquired by the Bank as a result of foreclosure or by deed in lieu of foreclosure is deemed real estate owned ("REO") until such time as it is sold. When REO is acquired, it is recorded at the lower of the unpaid principal balance of the related loan or its estimated fair value, less estimated selling expenses. Valuations are periodically performed, or obtained, by management and any subsequent decline in fair market value is charged to operations. REO totalled $330,000, $364,000 and $24,000 as of March 31, 1998, 1997 and 1996,
respectively.

     Delinquent Loans and Nonperforming Assets. The following table sets forth information regarding loans delinquent 30 days to 89 days, 90 days to 119 days, and 120 days or more, and REO. At March 31, 1998, REO totalled $330,000 and consisted of 5 properties. It is the policy of the Bank to cease accruing interest on loans 120 days or more past due and charge off all accrued interest. For the years ended March 31, 1998, 1997, 1996, the ten-month period ended March 31, 1995 and the year ended May 31, 1994, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $385,000, $517,000, $578,000, $460,000 and $356,000, respectively.


                                                                       AT MARCH 31,                        AT MAY 31,
                                                        ----------------------------------------------     ----------
                                                           1998        1997        1996         1995          1994
                                                        ---------    --------     -------     --------     ----------
                                                                             (IN THOUSANDS)
Loans past due 30 days to 89 days:
  One- to four-family residential..................       $6,032      $4,318       $5,634       $5,743       $5,530
  Multifamily and commercial.......................          133         733          338          344          331
  Consumer loans...................................          574         473          614          644          815
                                                          ------      ------       ------       ------       ------
    Total loans past due 30 days
      to 89 days...................................        6,739       5,524        6,586        6,731        6,676
                                                          ------      ------       ------       ------       ------
Loans past due 90 days to 119 days:
  One- to four-family residential..................          561         673          492        1,678          958
  Multifamily and commercial.......................           --         114           48          163          114
  Consumer loans...................................           38         491          158           53          179
                                                          ------      ------       ------       ------       ------
    Total loans past due 90 days
      to 119 days..................................          599       1,278          698        1,894        1,251
                                                          ------      ------       ------       ------       ------
Loans past due 120 days or more(1):
  One- to four-family residential..................        2,434       3,629        4,606        3,346        5,208
  Multifamily and commercial.......................          596         615          207          150          214
                                                          ------      ------       ------       ------       ------
    Total non-accrual loans........................        3,030       4,244        4,813        3,496        5,422
                                                          ------      ------       ------       ------       ------
  Consumer loans...................................          188          87          456          194          204
                                                         -------      ------       ------       ------       ------
    Total loans past due 120 days or more..........        3,218       4,331        5,269        3,690        5,626
                                                          ------      ------       ------       ------       ------
Other nonperforming assets:
  REO..............................................          330         364           24          233        1,522
                                                          ------      ------       ------       ------       ------
    Total other nonperforming assets...............          330         364           24          233        1,522
                                                          ------      ------       ------       ------       ------
Total loans delinquent 90 days or more
  and other nonperforming assets...................       $4,147      $5,973       $5,991       $5,817       $8,399
                                                          ======      ======       ======       ======       ======
Total loans delinquent 90 days or more
  to net loans receivable..........................         1.62%       2.38%        2.66%        2.56%        3.64%
Total loans delinquent 90 days or more
  to total assets..................................         0.59%       0.97%        0.92%        1.09%        1.26%
Total loans delinquent 90 days or more and other
  nonperforming assets to total assets.............         0.64%       1.04%        0.92%        1.14%        1.53%


-----------

(1) The Bank classifies as nonperforming only real estate loans 120 days or more delinquent.

     The following table sets forth information with respect to the Bank's delinquent loans and other problem assets at March 31, 1998.


                                                                  AT MARCH 31, 1998
                                                                ---------------------
                                                                 BALANCE       NUMBER
                                                                ----------     ------
                                                                  (DOLLARS IN THOUSANDS)
One- to four-family residential real estate:
    Loans 30 to 89 days delinquent............................   $6,032         41
    Loans 90 to 119 days delinquent...........................      561          8
    Loans 120 days or more delinquent.........................    2,434         36
Multifamily residential and commercial real estate:
    Loans 30 to 89 days delinquent............................      133          2
    Loans 90 to 119 days delinquent...........................       --         --
    Loans 120 days or more delinquent.........................      596          5
Consumer loans 30 to 89 days delinquent.......................      574         16
Consumer loans 90 to 119 days delinquent......................       38          2
Consumer loans 120 days or more delinquent....................      188          5
Foreclosed real estate and other repossessions................      330          5


     Classification of Assets. Federal regulations provide for the classification of loans and other assets, such as debt and equity securities, considered by the OTS to be of lesser quality as "substandard," "doubtful," or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets that do not expose the savings institution to risk sufficient to warrant classification in one of the aforementioned categories, but which possess some weaknesses, are required to be designated "special mention" by management. Loans designated as special mention are generally loans that, while current in required payment, have exhibited some potential weaknesses that, if not corrected, could increase the level of risk in the future. Pursuant to the Bank's internal guidelines, all loans 90 to 119 days past due are considered special mention, and all loans 120 days or more past due are classified substandard, doubtful, or loss.

     The following table sets forth the aggregate amount of the Bank's special mention and classified assets at the dates indicated.

                                                 AT MARCH 31,
                                     --------------------------------------
                                      1998      1997       1996      1995
                                     -----      -----    ------      ------
                                               (IN THOUSANDS)

Special mention...................  $4,647     $1,044    $  746      $1,671
Substandard assets................   1,250      3,523     1,588       4,731
Doubtful assets...................   1,383      2,230     4,201         323
                                    ------     ------    ------      ------
    Total special mention and
      classified assets (1).......  $7,280     $6,797    $6,535      $6,725
                                    ======     ======    ======      ======
----------------------------
(1) Includes REO.

     As of March 31, 1998, the Bank had no single special mention or classified asset with a balance of greater than $250,000.

     Allowance for Loan Losses. Management's policy is to provide for estimated losses on the Bank's loan portfolio based on management's evaluation of the potential losses that may be incurred. The Bank's Asset Classification Committee meets quarterly to review the loan portfolio and the adequacy of the allowance for loan losses. Based upon that review, the Bank determines whether any loans require the establishment of appropriate reserves or allowances for losses. Such evaluation, which includes a review of all loans of which full collectability of interest and principal may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral. Other factors considered by management include the site and risk exposure of each segment of the loan portfolio, present indicators such as delinquency rates and the borrower's current financial condition, and the potential for losses in future periods. The Committee also prepares a summary classifying all delinquent loans and non-homogenous loans as special mention, substandard, doubtful or loss. The Committee then recommends the general allowance for loan losses in part based on past experience, and in part based on specified loan balances within each classification. Loans in the non-accrual status are reviewed by the Committee to determine a specific reserve to be established against these loans. Based on the Committee's recommendation, the Board of Directors makes determinations as to any reserves and changes to the provision for loan losses and allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon judgments different from those of the Bank. Both general and specific loan loss allowances are charged against earnings; however, general loss allowances are added back to capital in computing total risk-based capital under OTS regulations, subject to certain limitations.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods as indicated:


                                                                                        TEN MONTHS
                                                                   YEAR                    ENDED      YEAR ENDED
                                                              ENDED MARCH 31,            MARCH 31,      MAY 31,
                                                  ------------------------------------  ---------     -----------
                                                     1998         1997         1996        1995          1994
                                                  ---------    ---------     ---------   --------     -----------
                                                                       (IN THOUSANDS)
Total loans outstanding .....................     $240,039     $240,616     $229,050     $223,338     $193,947
Average loans outstanding ...................      238,257      234,971      220,820      202,087      203,321
Allowance balance (at beginning of period)...        3,158        2,979        2,677        2,918        2,597
Provision for losses:
    Real estate .............................          169          300          405          350          483
    Consumer ................................           11           20           45         --             17
Charge-offs:
    Real estate .............................         (278)        (141)        (148)        (591)        (179)
    Consumer ................................         (107)        --           --           --           --
                                                  --------     --------     --------     --------     --------
Allowance balance (at end of period) ........     $  2,953     $  3,158     $  2,979     $  2,677     $  2,918
                                                  ========     ========     ========     ========     ========
Allowance for loan losses as a percent of net
  loans receivable at end of period .........         1.25%        1.34%        1.33%        1.22%        1.54%
Net loans charged off as a percent of average
  loans outstanding .........................          .16%         .06%         .07%         .29%         .09%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more at end of
  period ....................................        77.36%       56.30%       49.92%       47.94%       42.43%
Ratio of allowance for loan losses to total
  loans delinquent 90 days or more and other
  nonperforming assets at end of period .....        71.21%       52.87%       49.72%       46.02%       34.74%



     The following table sets forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                                                AT MARCH 31,
                                       ---------------------------------------------------------------------------------------------
                                                    1998                            1997                            1996
                                       -------------------------------  --------------------------------- --------------------------
                                                              PERCENT                            PERCENT                    PERCENT
                                                              OF LOANS                           OF LOANS                   OF LOANS
                                                 PERCENT OF    IN EACH             PERCENT OF    IN EACH         PERCENT OF IN EACH
                                                  ALLOWANCE   CATEGORY              ALLOWANCE   CATEGORY         ALLOWANCE  CATEGORY
                                                  TO TOTAL    TO TOTAL              TO TOTAL     TO TOTAL         TO TOTAL  TO TOTAL
                                        AMOUNT    ALLOWANCE     LOANS     AMOUNT   ALLOWANCE     LOANS    AMOUNT  ALLOWANCE   LOANS
                                       --------- ----------- ---------   -------   -----------  --------- ------- --------- --------
                                                                      (DOLLARS IN THOUSANDS)
Balance at end of period
applicable to:
   Mortgage loans:
     One- to four-family............  $1,792         60.7%     78.0%     $2,984       94.5%       82.2%   $2,770     93.0%    82.7%
     Multifamily residential........     777         26.3       6.7          60        1.9         5.7        59      2.0      5.9
     Commercial.....................      86          2.9       4.0           9        0.3          .3         6      0.2       .3
     Consumer.......................     298         10.1      11.3         105        3.3        11.8       144      4.8     11.1
                                      ------       ------     -----      ------     ------       -----    ------   ------    -----
       Total allowance for loan
         losses.....................  $2,953       100.00%    100.0%     $3,158     100.00%      100.0%   $2,979   100.00%   100.0%
                                      ======       ======     =====      ======     ======       =====    ======   ======    =====



                                                      AT MARCH 31,                                 AT MAY 31,
                                                         1995                                         1994
                                       --------------------------------------------  ------------------------------------------
                                                                                                                  PERCENT
                                                      PERCENT OF       PERCENT OF                PERCENT OF       OF LOANS
                                                      ALLOWANCE         LOANS IN                  ALLOWANCE        IN EACH
                                                       TO TOTAL      EACH CATEGORY                TO TOTAL        CATEGORY
                                          AMOUNT      ALLOWANCE      TO TOTAL LOANS   AMOUNT      ALLOWANCE      TO TOTAL LOANS
                                       ------------  ------------    --------------  ----------   -----------    --------------
                                                                        (DOLLARS IN THOUSANDS)
Balance at end of period
applicable to:
   Mortgage loans:
     One- to four-family............      $2,521         94.2%            85.4%        $2,784         95.4%           86.4%
     Multifamily residential........          56          2.1              5.0             49          1.7             5.1
     Commercial.....................           1           --               --              1           --              --
     Consumer.......................          99          3.7              9.6             84          2.9             8.5
                                          ------        ------           -----         ------        -----           -----
       Total valuation allowance....      $2,677        100.0%           100.0%        $2,918        100.0%          100.0%
                                          ======        =====            =====         ======        =====           =====



INVESTMENT ACTIVITIES

     General. The Bank maintains a substantial portfolio of investment-grade, liquid investments with low credit risk. These investments are composed primarily of mortgage-backed securities, U.S. Government and agency obligations and municipal and agency obligations. At March 31, 1998, $335.5 million, or 51.93%, of the Company's total assets consisted of securities issued or guaranteed by the United States Government or an agency or sponsored corporation of the U.S. Government, or of mortgage securities collateralized by such U.S. Government-related instruments. The Bank's investment in mortgage-backed and other investment securities at that date exceeded its total loan portfolio of $240.0 million. By investing in these types of assets, the Bank has been able to significantly reduce the credit risk of its asset base in exchange for lower yields than would typically be available on loans.

     The Bank's investments include substantial investments in mortgage-backed securities. The Bank's mortgage-backed securities represent an interest in, or are collateralized by, pools of mortgage loans originated by private lenders that have been grouped by various governmental, government-related, or private organizations. Mortgage-backed securities generally enhance the quality of the Bank's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Bank. Investments in mortgage-backed securities, however, may involve risks not present with mortgage loans. Mortgage-backed securities are subject to the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby reducing the net yield on such securities. Like mortgage loans, there is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. At March 31, 1998, the market value of the Bank's mortgage-backed securities was $274.7 million, which was $1.4 million less than the amortized cost of such securities. The Bank attempts to manage its interest rate risk, in part, by maintaining adjustable-rate, mortgage-backed securities in its investment portfolio. At March 31, 1998, $124.7 million, or 33.42%, of the Bank's $373.1 million of investments consisted of mortgage-backed securities with adjustable interest rates. Management is seeking to increase its portfolio of adjustable-rate mortgage-backed securities.

     At March 31, 1998, mortgage-backed securities totaled $274.7 million, or 42.51% of the Company's total assets, U.S. Government and agency obligations totaled $77.4 million, or 12.00% of the Company's total assets, and other investments held to maturity, including primarily interest-earning deposits, FHLB stock and municipal and other agency obligations, totaled $32.9 million, or 5.09% of the Company's total assets. U.S. Government and agency obligations are generally not subject to credit risk, unlike mortgage loans, but may be subject to interest rate risk in a fluctuating interest-rate environment.

     The Bank is required under federal regulations to maintain a minimum amount of liquid assets that may be invested in specified short-term securities and certain other investments. The Bank has generally maintained a portfolio of liquid assets that exceeds regulatory requirements. The Bank's Investment Committee meets on a regular basis to decide, based on market levels and conditions, current economic data, political and regulatory information, and internal needs, whether any alterations need to be made to the Bank's investment portfolio. Based on the parameters of the investment policy, the Bank endeavors to diversify its holdings through the purchase of short- and medium-term and fixed- and variable-rate instruments, which provide both an adequate return as well as some protection from interest rate risk. All investment decisions are made by the Committee after analysis and market price cross-checks have been completed.

     Securities are classified as either available for sale or held to maturity, based upon the Bank's intent and ability to hold such securities. Securities available for sale include debt and mortgage-backed securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that my be sold in response to changes in interest rate and the resulting prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings, but are included in stockholders' equity. Upon realization, such gains and losses will be included in earnings. Management determines the appropriate classification of investment and mortgage-backed securities as either available for sale or held to maturity at the purchase date. Investment securities and mortgage-backed securities, other than those designated as available for sale or trading, are comprised of debt securities that the Bank has the positive intent and ability to hold to maturity. Securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts over the estimated lives of the securities.

     Mortgage-Backed Securities. The Bank's mortgage-backed securities are primarily pass-through securities, which means that they provide the Bank with payments consisting of both principal and interest as mortgages in the underlying mortgage pool are paid off by the borrowers. The average maturity of pass-through mortgage-backed securities varies with the maturities of the underlying mortgage instruments and with the occurrence of unscheduled prepayments of those mortgage instruments. Mortgage-backed securities also include collateralized mortgage obligations ("CMOs"), which are debt obligations collateralized by the cash flows from mortgage loans or pools of mortgage loans.

     Mortgage-backed securities may be classified into the following principal categories, according to the issuer or guarantor:

     (i) Securities that are backed by the full faith and credit of the United States Government. The GNMA, the principal U.S. Government guarantor of such securities, is a wholly owned U.S. Government corporation within the Department of Housing and Urban Development. GNMA is authorized to guarantee, with the full faith and credit of the U.S., the timely payment of principal and interest, but not of market value, on securities issued by approved institutions and backed by pools of FHA-insured or VA-guaranteed mortgages.

     (ii) Securities that are issued by a government agency but that are not backed by the full faith and credit of the U.S. Government. The primary issuers of these securities include FNMA and FHLMC. FNMA is a U.S. Government-sponsored corporation owned entirely by private stockholders. Pass-through securities issued by FNMA are guaranteed as to timely payment of principal and interest by FNMA. FHLMC issues securities representing interests in residential mortgage loans that it pools. FHLMC is a U.S. Government- sponsored corporation that guarantees the timely payment of interest and ultimate collection of principal, and its stock is publicly traded.

    (iii) Securities that represent interests in, or are collateralized by, pools consisting principally of residential mortgage loans created by non-governmental issuers. These securities generally offer a higher rate of interest than the other two types of mortgage-backed securities because there are no direct or implied government guarantees of payment as in the former securities, although certain credit enhancements may exist. Securities issued by certain private organizations may not be readily marketable. Private mortgage-backed securities purchased by the Bank must be rated in one of the two highest rating categories by at least one nationally recognized statistical rating organization.

     The Bank's mortgage-backed securities are both fixed-rate and adjustable-rate ("ARM Securities"). Unlike fixed-rate mortgage-backed securities, ARM Securities have periodic adjustments in the coupons on the underlying mortgages. Management believes that the adjustable-rate feature of the mortgages underlying the ARM Securities generally will help to reduce sharp changes in the value of the ARM Securities in response to normal interest rate fluctuations. As the interest rates on the mortgages underlying the ARM Securities are reset periodically (generally one to 12 months, but as long as five years), the yields of such securities will gradually align themselves to reflect changes in the market rates so that the market value of such securities will remain relatively constant as compared to fixed-rate instruments. Management believes that this, in turn, should cause the value of the ARM Securities to fluctuate less than fixed-rate mortgage-backed securities.

     In contrast to fixed-rate mortgages, which generally decline in value during periods of rising interest rates, ARM Securities permit the Bank to participate in increases in interest rates through periodic adjustments in the coupons of the mortgages that underlie the ARM Securities. Management believes that ARM Securities should produce both higher current yields and lower price fluctuations than fixed-rate mortgage-backed securities during such periods. Furthermore, if prepayments of principal are made on the underlying mortgages during periods of rising interest rates, the Bank generally will be able to reinvest such amounts in assets with a higher yield. For certain types of ARM Securities, the rate of amortization of principal, as well as interest payments, can and does change in accordance with movements in a particular, pre-specified, published interest rate index. The amount of interest due to an ARM Securities holder is calculated by adding a specified additional amount, the "margin," to the index, subject to limitations or "caps" on the maximum or minimum interest that is charged to the mortgagor during the life of the mortgage or to maximum and minimum changes in the interest during a given period. As a result, the Bank will not benefit from increases in interest rates to the extent that interest rates rise to the point where they cause the current coupon of adjustable rate mortgages held as investments to exceed the maximum allowable annual (usually 100 to 200 basis points) or lifetime limits (or "cap rates") for a particular mortgage. Fluctuations in interest rates above these levels could cause such mortgage securities to behave more like long-term, fixed-rate debt securities. Moreover, the value of the Bank's ARM Securities could vary to the extent that current yields on such securities are different from market yields during interim periods between coupon reset dates. Thus, the Bank could suffer some principal loss if it sold such securities before the interest rates on the underlying mortgages are adjusted to reflect current market rates.

     During periods of declining interest rates, the coupon rates on the mortgages that underlie the Bank's ARM Securities may readjust downward, resulting in lower yields on such securities. Further, because of this feature, ARM Securities may have less potential for capital appreciation than fixed-rate instruments of comparable maturities during periods of declining interest rates. As with other mortgage-backed securities, interest rate declines may result in accelerated prepayment of mortgages and the proceeds from such prepayment of mortgages may be reinvested at lower prevailing interest rates. For this reason, ARM Securities may be less effective than other fixed-rate securities as a means of "locking in" long-term interest rates.

     If the Bank purchases mortgage-backed securities at a premium, mortgage foreclosures and unscheduled principal prepayments may result in some loss of the principal investment to the extent of the premium paid. On the other hand, if mortgage-backed securities are purchased at a discount, both a scheduled payment of principal and an unscheduled repayment of principal will increase current and total returns.

     CMOs are securities created by segregating or partitioning cash flows from mortgage pass-through securities or from pools of mortgage loans. CMOs provide a broad range of mortgage investment vehicles by tailoring cash flows from mortgages to meet the varied risk and return preferences of investors. These securities enable the issuer to "carve up" the cash flow from the underlying securities and thereby create multiple classes of securities with different maturity and risk characteristics. The CMOs and other mortgage-backed securities in which the Bank invests may have a multi-class structure ("Multi-Class Mortgage Securities"). Multi-Class Mortgage Securities issued by private issuers may be collateralized by whole loans or pass-through mortgage-backed securities of private issuers. Each class has a specified maturity or final distribution date. In one structure, payments of principal, including any principal prepayments, on the collateral are applied to the classes in the order of their respective stated maturities or final distribution dates, so that no payment of principal will be made on any class until all classes having an earlier stated maturity or final distribution date have been paid in full. In other structures, certain classes may pay concurrently, or one or more classes may have a priority with respect to payments on the underlying collateral up to a specified amount. The Bank has not and will not invest in any class with residual characteristics. Additionally, the Bank will not invest in any subordinated debt class that is not rated in one of the two highest rating categories by at least one nationally recognized statistical rating organization.

     Fixed- and Adjustable-Rate Mortgage Securities. The following table sets forth selected data relating to the composition of the Bank's mortgage securities portfolio as of the dates indicated.


                                                                                       AT MARCH 31,
                                                          ----------------------------------------------------------------------
                                                                  1998                   1997                     1996
                                                          --------------------  -----------------------  -----------------------
                                                                     PERCENT                  PERCENT                  PERCENT
                                                           AMOUNT    OF TOTAL      AMOUNT     OF TOTAL      AMOUNT     OF TOTAL
                                                          ---------  ---------  ------------  ---------  ------------  ---------
                                                                                 (DOLLARS IN THOUSANDS)
Pass-through certificates:
   Adjustable ........................................    $110,734     40.1%      $ 73,927      32.5%     $ 54,503       24.2%
   Fixed .............................................     139,106     50.4        116,102      51.1       129,311       57.5
                                                          --------    -----       --------     -----      --------      -----
     Total pass-through certificates .................     249,840     90.5        190,029      83.6       183,814       81.7
                                                          --------    -----       --------     -----      --------      -----
CMOs .................................................       9,512      3.4         12,751       5.6        13,664        6.1
                                                          --------    -----       --------     -----      --------      -----
Private Issues .......................................      16,688      6.1         24,661      10.8        27,448       12.2
                                                          --------    -----       --------     -----      --------      -----
Amortized cost of mortgage-backed securities .........     276,040    100.0%       227,441     100.0%      224,926      100.0%
                                                                      =====                    =====                    =====
Valuation allowance ..................................      (1,388)                 (4,461)                 (4,244)
                                                          --------                --------                --------
   Carrying value of mortgage-backed securities at
    end of period.....................................    $274,652                $222,980                $220,682
                                                          ========                ========                ========
Mortgage-related mutual funds(1):
   AMF Adjustable Rate Mortgage Portfolio ............        --       --            --          --       $  2,551        3.6%
   AMF Intermediate Mortgage
     Securities Portfolio ............................        --       --            --          --         68,889       96.4
                                                          --------    -----       --------     -----      --------
   Amortized cost of mutual funds ....................        --       --            --          --         71,440      100.0%
                                                                                                                        =====
   Valuation allowance ...............................        --                     --                     (2,274)
                                                          --------                --------                --------
     Carrying value of mortgage-related mutual
      funds at end of period ..........................   $   --                  $  --                   $ 69,166
                                                          ========                ========                ========

------------

(1) During the year ended March 31, 1997, the Bank sold intermediate and adjustable-rate mutual funds totaling $71.5 million, for a net loss of $2.9 million.

     Purchases, Sales and Repayments of Mortgage Securities. The following table sets forth the Bank's investment, mortgage-backed and mortgage-related securities activities for the periods indicated:


                                                                                      YEAR
                                                                                 ENDED MARCH 31,
                                                                 --------------------------------------------------
                                                                     1998               1997               1996
                                                                 -------------      ------------       ------------
                                                                                  (IN THOUSANDS)
Mortgage-backed securities at beginning
  of period...................................................        $227,441          $224,926           $ 56,629
  Purchases...................................................         120,618            91,634            174,784
  Sales.......................................................              --           (65,959)                --
  Repayments..................................................          73,150           (25,737)            (5,855)
  Discount accretion (premium) amortization...................           1,131             2,577               (632)
                                                                         -----           -------           --------
Amortized cost of mortgage-backed
  securities at end of period.................................         276,040           227,441            224,926
Valuation allowance...........................................          (1,388)           (4,461)            (4,244)
                                                                      --------        ----------          ---------
Carrying value of mortgage-backed securities
  at end of period............................................        $274,652          $222,980           $220,682
                                                                      ========          ========           ========
Mortgage-related mutual funds at
  beginning of period.........................................              --          $ 71,440           $ 67,089
  Purchases...................................................              --                --                 --
  Redemptions.................................................              --           (71,088)                --
  Dividend credited...........................................              --             2,350              4,351
  Loss on redemption..........................................              --            (2,702)                --
Mortgage-related mutual funds at end of period................              --                --             71,440
Valuation allowance...........................................              --                --             (2,274)
                                                                      --------          --------           --------
Carrying value of mortgage related mutual funds
 at end of period.............................................        $     --          $     --           $ 69,166
                                                                      ========          ========           ========


         Investment Portfolio. The following table sets forth certain information regarding the carrying and market values of the Bank's investment portfolio at the dates indicated:


                                                                      AT MARCH 31,
                                     ------------------------------------------------------------------------------
                                               1998                       1997                      1996
                                     -------------------------  ------------------------  -------------------------
                                       CARRYING      MARKET      CARRYING      MARKET      CARRYING      MARKET
                                        VALUE         VALUE        VALUE        VALUE        VALUE       VALUE
                                     ------------  -----------  -----------  -----------  ----------  ------------
                                                                     (IN THOUSANDS)
Investments available for sale:
   Mortgage-backed securities .......   $ 276,040    $ 274,652   $ 227,441    $ 222,980   $ 224,926    $ 220,682
   Mortgage-related mutual funds ....        --           --          --           --        71,440       69,166
   Other investment securities ......      18,528       18,610        --           --          --           --
   U.S. Government and agency
   obligations ......................      69,965       69,516      69,945       67,634      94,868       92,873
                                        ---------    ---------   ---------    ---------   ---------    ---------
     Total amortized cost ...........     364,533      362,778     297,386      290,614     391,234      382,721
   Valuation allowance ..............      (1,755)        --        (6,772)        --        (8,513)        --
                                        ---------    ---------   ---------    ---------   ---------    ---------
     Total investments held for sale      362,778      362,778     290,614      290,614     382,721      382,721
                                        ---------    ---------   ---------    ---------   ---------    ---------
Investments held to maturity:
   Short-term mutual funds ..........           5            5         144          144       6,009        6,009
   Interest-earning deposits in other
     institutions ...................      11,900       11,900       8,500        8,500         325          325
   FHLB stock .......................       7,460        7,460       7,460        7,460       7,526        7,526
   U.S. Government and
     agency obligations .............       7,930        8,020       8,855        9,028       8,855        9,103
   Municipal and other agency
     obligations ....................       2,344        2,474       2,422        2,527       2,500        2,571
                                        ---------    ---------   ---------    ---------   ---------    ---------
     Total investments held to
        maturity ....................      29,639       29,859      27,381       27,659      25,215       25,534
                                        ---------    ---------   ---------    ---------   ---------    ---------
Total investments ...................   $ 392,417    $ 392,637   $ 317,995    $ 318,273   $ 407,936    $ 408,255
                                        =========    =========   =========    =========   =========    =========


     The table below sets forth certain information regarding the scheduled maturities, carrying value, amortized cost, market values and weighted average yields for the Bank's investment portfolio at March 31, 1998.


                                                                                AT MARCH 31, 1998
                                               -------------------------------------------------------------------------------------
                                                                        MORE THAN ONE        MORE THAN FIVE
                                                ONE YEAR OR LESS     YEAR TO FIVE YEARS    YEARS TO TEN YEARS    MORE THAN TEN YEARS
                                               -------------------  -------------------   -------------------   --------------------
                                                          WEIGHTED             WEIGHTED              WEIGHTED              WEIGHTED
                                               AMORTIZED   AVERAGE  AMORTIZED   AVERAGE   AMORTIZED   AVERAGE   AMORTIZED   AVERAGE
                                                 COST      YIELD      COST       YIELD      COST       YIELD      COST       YIELD
                                               ---------  --------  ---------  --------   ---------  --------   ---------  --------
                                                                                               (DOLLARS IN THOUSANDS)
Investments available for sale:
    Mortgage-backed securities...............   $20,879     5.73%    $40,499      5.61    $ 7,316      5.32%     $207,346    5.77%
    Other investment securities..............     3,016     1.90       1,000      9.75         --        --        14,512    7.39
    U.S. Government and
      agency obligations.....................    49,992     4.78       2,007      6.39     14,974      5.79         2,992    7.04
                                                -------              -------               ------                --------
      Total..................................    73,887     4.93      43,506      5.74     22,290      5.64       224,850    5.89
                                                -------              -------               ------                --------
    Valuation allowance......................

      Total investments available for sale...

Investments held to maturity:
    Short-term mutual funds..................         5     5.26          --        --        --        --             --     --
    Interest-earning deposits
      in other institutions..................    11,900     6.13          --        --        --        --             --     --
    FHLB stock...............................        --       --          --        --        --        --          7,460    7.40
    U.S. Government, municipal and other
      agency obligations.....................     8,030     6.73          --        --        981     5.48          1,263    7.03
                                                -------               ------               ------                --------
      Total investments held to maturity.....   $19,935     6.37      $   --        --     $  981     5.48       $  8,723    7.35
                                                =======               ======               ======                ========





                                                       AT MARCH 31, 1998
                                                ------------------------------
                                                             TOTAL
                                                ------------------------------
                                                                       WEIGHTED
                                                AMORTIZED    MARKET    AVERAGE
                                                   COST       VALUE     YIELD
                                                ---------   --------   -------
                                                    (DOLLARS IN THOUSANDS)

Investments available for sale:
    Mortgage-backed securities...............   $276,040   $274,652      5.73%
    Other investment securities..............     18,528     18,610      6.62
    U.S. Government and
      agency obligations.....................     69,965     69,516      5.14
                                                --------   --------
      Total..................................    364,533    362,778      5.66
                                                --------   --------
    Valuation allowance......................     (1,755)
                                                --------
      Total investments available for sale...   $362,778
                                                ========
Investments held to maturity:
    Short-term mutual funds..................          5          5      5.26
    Interest-earning deposits
      in other institutions..................     11,900     11,900      6.13
    FHLB stock...............................      7,460      7,460      7.40
    U.S. Government, municipal and other
      agency obligations.....................     10,274     10,494      6.65
                                                --------    -------
      Total investments held to maturity.....   $ 29,639    $29,859      6.62
                                                ========    =======

SOURCES OF FUNDS

     General. Deposits are the major source of the Bank's funds for lending and other investment purposes. In addition to deposits, the Bank derives funds from the amortization and prepayment of loans and mortgage-backed securities, the maturity of investment securities, sales of mortgage securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are influenced significantly by general interest rates and market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources or on a longer term basis for general business purposes.

     Deposits. Consumer and commercial deposits are attracted principally from within the Bank's market area through the offering of a broad selection of deposit instruments including noninterest-bearing demand accounts, NOW accounts, passbook savings, money market accounts, term certificate accounts and individual retirement accounts. Deposit account terms vary according to the minimum balance required, the period of time during which the funds must remain on deposit, and the interest rate, among other factors.

     The Bank regularly evaluates its internal cost of funds, surveys rates offered by competing institutions, reviews the Bank's cash flow requirements for lending and liquidity, and executes rate changes when deemed appropriate. Furthermore, the Bank plans to introduce new deposit products, such as commercial deposit accounts, and is considering expansion of its retail branch network into surrounding communities as a means of increasing its deposit base. The Bank anticipates establishing or purchasing several new branch offices over the next few years. Management expects the mix of deposits to shift towards transaction accounts as the Bank develops new products to obtain commercial deposit accounts. Management also expects the balance of certificate of deposit accounts to increase as the Bank introduces new deposit products, as well as electronic banking. The Bank anticipates that the growth in deposits would be accomplished through aggressive marketing of its retail branch network in surrounding communities, competitive pricing of retail products and the ability to provide loan and deposit products to commercial businesses in its market area.

     The following table presents the deposit activity of the Bank for the periods indicated:

                                                     YEAR ENDED MARCH 31,
                                                -------------------------------
                                                  1998        1997       1996
                                                --------   ---------  ---------
                                                        (IN THOUSANDS)
Net decrease before interest
  credited...................................   $(40,574)   $(22,099)  $(19,716)
Interest credited............................     19,980      20,814     20,760
                                                --------    --------   --------
Net (decrease) increase in deposits..........   $(20,594)   $ (1,285)  $  1,044
                                                ========    ========   ========

     At March 31, 1998, the Bank had $37.8 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                  MATURITY PERIOD                          AMOUNT
                  ---------------                      --------------
                                                       (IN THOUSANDS)

Within 12 months...................................       $20,918
Within 13 to 36 months.............................        15,061
Beyond 36 months...................................         1,822
                                                          -------
Total..............................................       $37,801
                                                          =======



     The following table sets forth the distribution of the Bank's deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented.


                                                             YEARS ENDED MARCH 31,
                             ---------------------------------------------------------------------------------------
                                        1998                         1997                         1996
                             --------------------------- -----------------------------  ----------------------------
                                        PERCENT  WEIGHTED            PERCENT  WEIGHTED             PERCENT  WEIGHTED
                                        OF TOTAL AVERAGE             OF TOTAL AVERAGE             OF TOTAL  AVERAGE
                              BALANCE   DEPOSITS  YIELD    BALANCE   DEPOSITS  YIELD     BALANCE  DEPOSITS   YIELD
                             ---------  ------  -------- ----------  -------- --------  --------- --------  --------
                                                            (DOLLARS IN THOUSANDS)
Club accounts..............  $     791    0.19%    -- %   $    643     0.14%     -- %  $    671      0.15%      -- %
Noninterest-bearing
  demand...................     14,640    3.46     --       11,264     2.54      --       8,332      1.87       --
NOW accounts...............     34,074    8.04    2.44      31,576     7.11     2.44     30,288      6.80     2.44
Passbooks..................    128,711   30.39    2.92     133,817    30.13     2.92    134,940     30.29     2.92
Money market
  deposit accounts.........     13,019    3.07    2.44      15,276     3.44     2.44     14,279      3.21     2.44
Time deposits that mature:
   Within 12 months........    179,680   42.42    5.78     197,755    44.53     6.14    155,224     34.85     3.88
   Within 13 to 36 months..     45,600   10.77    6.63      50,439    11.36     7.54     90,747     20.37     4.79
   Beyond 36 months........      7,030    1.66    5.84       3,369     0.75     5.57     10,943      2.46     8.72
                             ---------   -----            --------   ------            --------    ------
       Total deposits......   $423,545   100.0%   4.42    $444,139   100.00%    4.77   $445,424    100.00%    3.67
                              ========   =====            ========   ======            ========    ======


     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated.

                                                  AT MARCH 31,
                                      --------------------------------------
                                          1998          1997          1996
                                      ----------    -------------  ---------
                                                 (IN THOUSANDS)
Certificate accounts:
0  to 3.99%.........................   $     --       $  1,146     $  8,805
4.00 to 5.99%.......................    200,415        170,218      164,385
6.00 to 7.99%.......................      6,266         14,425       20,310
Over 8.00%..........................     25,629         65,774       63,414
                                       --------       --------     --------
   Total............................   $232,310       $251,563     $256,914
                                       ========       ========     ========


     Borrowings. Savings deposits are the primary source of funds of the Bank's lending and investment activities and for its general business purposes. If the need arises, however, the Bank may rely upon advances from the FHLB and the Federal Reserve Bank discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. Advances from the FHLB typically are collateralized by the Bank's stock in the FHLB and a portion of the Bank's first mortgage loans. At March 31, 1998, the Bank had $115.0 million in FHLB advances and reverse repurchase agreements outstanding.

     The FHLB functions as a central reserve bank providing credit for the Bank and other member savings institutions and financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its home mortgages and other assets (principally, securities that are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of a member institution's net worth or on the FHLB's assessment of the institution's creditworthiness. At March 31, 1998, the Bank had entered into repurchase agreements with the FHLB and Morgan Stanley. These agreements, which totaled $30.0 million, are scheduled to mature in November 1998 and December 2002.

     The following table sets forth certain information regarding the Bank's borrowed funds, which include FHLB advances and lines of credit and repurchase agreements, at or for the periods ended on the dates indicated:

                                                     YEAR ENDED MARCH 31,
                                            ------------------------------------
                                              1998         1997         1996
                                            --------      --------    ----------
                                                   (DOLLARS IN THOUSANDS)

FHLB advances and lines of credit:
   Maximum month-end balance...........     $85,000       $59,600      $99,000
   Balance at end of period............      85,000        45,000       59,600
   Average balance.....................      57,692        52,785       30,401
Weighted average interest rate on:
   Balance at end of period............        5.48%         5.56%        5.55%
   Average balance for period(1).......        5.48%         5.48%        6.73%
Repurchase agreements:
   Maximum month-end balance...........     $33,950       $90,959      $90,919
   Balance at end of period............      30,000        30,000       90,919
   Average balance.....................      29,454        65,060       28,792
Weighted average interest rate on:
   Balance at end of period............        5.81%         5.62%        5.39%
   Average balance for period..........        5.73%         5.69%        4.36%

---------

(1)  Computed on the basis of month-end balances.

SUBSIDIARY ACTIVITIES

     As of March 31, 1998, the Company had two active subsidiaries, First Savings and Bayonne Service Corporation ("BSC"). BSC is currently engaged in the sale of non-deposit investment products primarily to the Bank's customers and members of the local community. As of March 31, 1998, BSC had $151,500 in assets, and for the year ended March 31, 1998, had $203,800 of income attributable to the sale of such annuity products.

PERSONNEL

     As of March 31, 1998, the Bank had 71 full-time employees and 55 part-time employees. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The Bank is subject to extensive regulation, examination and supervision by the Department, as its chartering agency, the OTS, as its federal banking regulator, and the FDIC, as the deposit insurer. The Bank is a member of the FHLB System. The Bank's deposit accounts are insured up to applicable limits by the SAIF, managed by the FDIC. The Bank must file reports with the Commissioner of the Department (the "Commissioner"), the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Department, the OTS and the FDIC to test the Bank's compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the Department, the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. The Company, as a savings and loan holding company, will also be required to file certain reports with and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission (the "SEC") under the federal securities laws.

     Any change in the regulatory structure or the applicable statutes or regulations, whether by the Department, the OTS, the FDIC or Congress, could have a material impact on the Company, the Bank or their operations. Congress has recently considered various proposals to eliminate the federal thrift charter and abolish the OTS. The outcome of such legislation is uncertain. Therefore, the Bank is unable to determine the extent to which legislation, if enacted, would affect its business.

     Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The descriptions of statutory provisions and regulations applicable to savings associations set forth in this Form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects on the Bank and the Company and is qualified in its entirety by reference to such statutes and regulations.

FEDERAL REGULATION OF SAVINGS INSTITUTIONS

     Business Activities. The activities of savings institutions are governed by the Home Owners' Loan Act, (the "HOLA"), as amended and, in certain respects, the Federal Deposit Insurance Act ("FDI Act") and the regulations issued by the OTS and FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which savings associations may engage.

     Loans-to-One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans-to-one borrower applicable to national banks. Generally, this limit is 15% of the Bank's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At March 31, 1998, the Bank's general limit on loans-to-one borrower was $10.0 million. At March 31, 1998, the Bank's largest aggregate amount of loans-to-one borrower consisted of $7.0 million.

     QTL Test. The HOLA requires savings institutions to meet a Qualified Thrift Lending ("QTL") test. Under the QTL test, a savings association either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code, or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least nine months out of each 12 month period. A savings association that fails the QTL test must either convert to a bank charter or operate under certain restrictions. As of March 31, 1998, the Bank maintained 85.22% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered as "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in regulatory capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice to, but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior OTS approval. In the event the Bank's capital fell below its capital requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage (currently 4%) of its net withdrawable deposit accounts plus short-term borrowings. The Bank's average liquidity ratio for the year ended March 31, 1998 was 40.65%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required by regulation to pay assessments to the OTS and the New Jersey Department of Banking to fund the various agencies' operations. The assessments paid by the Bank to these agencies for the year ended March 31, 1998 totaled $162,017.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23(a) and 23(b) of the Federal Reserve Act ("FRA"). Section 23(a) restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23(a) and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and involve no more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against the institution and all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day or $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establish criminal penalties for certain violations.

     Standards for Safety and Soundness. The FDI Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

     Restrictions on Investment Authority of State-Chartered Institutions. Federal law prohibits a state-chartered savings institution from engaging as principal on or after January 1, 1990 in any activity of a type that is not permissible for federal savings associations unless the FDIC determines that the activity poses no significant risk to the SAIF and the institution is and continues to be in compliance with its fully phased-in capital requirements. A state-chartered savings institution may engage in those activities permissible for federal associations in an amount in excess of that permitted for federal associations if so authorized under applicable state law, provided that the FDIC has not determined that doing so poses any significant risk to the SAIF and the institution is and continues to be in compliance with its fully phased-in capital requirements. The investment and lending authority for federal associations is prescribed by the HOLA and implementing regulations. Those laws and regulations prohibit a federal association from investing in real estate (other than that used by an association for offices and related facilities) and equity securities in companies that are not subsidiaries and limit to a specified percentage of assets or capital an association's investment in service corporations, consumer loans, tangible personal property, commercial loans, corporate debt securities and nonresidential real estate loans.

     Also, effective August 9, 1990, a state-chartered savings institution is prohibited, with a limited exception for service corporations, from directly acquiring or retaining any equity investment of a type or in an amount that would not be permissible for a federal association.

     Capital Requirements. The OTS capital regulations require savings institutions to meet three capital standards: a 1.5% tangible capital standard, a 3% leverage (core capital) ratio and an 8% risk based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights ("MSRs") and credit card relationships. The OTS regulations require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions generally must deduct investments in and loans to subsidiaries engaged as principal in activities not permissible for a national bank. In addition, the OTS prompt corrective action regulation provides that a savings institution that has a leverage capital ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "Prompt Corrective Regulatory Action."

     The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier 1
(core) capital are equivalent to those discussed earlier under the 3% leverage standard. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and, within specified limits, the allowance for loan and lease losses. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance-sheet contracts) that would result from a hypothetical 200-basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. The OTS has postponed indefinitely the date that the component will be deducted from an institution's total capital.

     At March 31, 1998, the Bank met each of its capital requirements.

     The following table presents First Savings' capital position at March 31, 1998.

                                                                 CAPITAL
                                               EXCESS     ---------------------
                        ACTUAL   REQUIRED    (DEFICIENCY)  ACTUAL     REQUIRED
                        CAPITAL   CAPITAL       AMOUNT     PERCENT     PERCENT
                       --------  --------- -------------- ---------  ----------
                                         (DOLLARS IN THOUSANDS)

Tangible..............  $76,563    $ 9,562    $67,001      12.01%       1.50%
Core (Leverage).......  $76,563    $25,500    $51,063      12.01%       4.00%
Risk-based............  $79,501    $18,790    $60,620      33.85%       8.00%


     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Under some proposals, state chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. A bill recently passed by the House of Representatives would restrict the activities of unitary savings and loan holding companies to those permitted for other depository institution holding companies, but grandfather certain existing unitary savings and loan holding companies, such as the Company, and permit such grandfathering to be passed on to certain acquirers. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

PROMPT CORRECTIVE REGULATORY ACTION

     Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier 1
(core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier 1 (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMELS rating). A savings institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized," and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

     Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $2.9 million on a pre-tax basis and $1.8 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members, and that assessment range has remained in effect since that time. SAIF members will also continue to make the FICO payments described above. The FDIC reviews its assessment schedule semiannually and management cannot predict the level of FDIC insurance assessments on an ongoing basis or whether the BIF and SAIF will eventually be merged.

     The Bank's assessment rate for fiscal 1998 ranged from .15% to .1575% basis points and the premium paid for this period was $407,400. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, the Department, or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

FEDERAL HOME LOAN BANK (FHLB) SYSTEM

     The Bank is a member of the FHLB System, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in the FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with this requirement, with an investment in FHLB stock at March 31, 1998 of $7.46 million. FHLB advances must be secured by specified types of collateral, and all long-term advances may only be obtained for the purpose of providing funds for residential housing finance. At March 31, 1998, the Bank had $115.0 million in FHLB advances and repurchase agreements.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended March 31, 1998, 1997 and 1996, dividends from the FHLB to the Bank amounted to approximately $511,900, $477,900 and $186,000, respectively.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain noninterest-earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board), the reserve requirement was 3%; and for accounts greater than $49.3 million, the reserve requirement was $1.48 million (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board), were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and increased the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve "discount window," but Federal Reserve Board regulations require institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

NEW JERSEY LAW

     The Commissioner regulates, among other things, the Bank's internal business procedures as well as its deposit, lending and investment activities. The Commissioner must approve changes to the Bank's Certificate of Incorporation, establishment or relocation of branch offices, mergers and the issuance of additional stock. In addition, the Commissioner conducts periodic examinations of the Bank. Certain of the areas regulated by the Commissioner are not subject to similar regulation by the FDIC.

     Recent federal and state legislative developments have reduced distinctions between commercial banks and SAIF-insured savings institutions in New Jersey with respect to lending and investment authority, as well as interest rate limitations. As federal law has expanded the authority of federally chartered savings institutions to engage in activities previously reserved for commercial banks, New Jersey legislation and regulations ("parity legislation") have given New Jersey chartered savings institutions, such as the Bank, the powers of federally chartered savings institutions.

     New Jersey law provides that, upon satisfaction of certain triggering conditions, as determined by the Commissioner, insured institutions or savings and loan holding companies located in a state that has reciprocal legislation in effect on substantially the same terms and conditions as stated under New Jersey law may acquire, or be acquired by, New Jersey insured institutions or holding companies on either a regional or national basis. New Jersey law explicitly prohibits interstate branching.

HOLDING COMPANY REGULATION

     The Company is a non-diversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. The Bank must notify the OTS 30 days before declaring any dividend to the Company.

     As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. See "Federal Regulation of Savings Institutions - QTL Test" for a discussion of the QTL requirements. Upon any non-supervisory acquisition by the Company of another savings association, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company ("BHC") Act, subject to the prior approval of the OTS, and to other activities authorized by OTS regulation. Recently proposed legislation would treat all savings and loan holding companies as bank holding companies and limit the activities of such companies to those permissible for bank holding companies.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution, or holding company thereof, without prior written approval of the OTS. The HOLA also prohibits a savings and loan holding company from acquiring more than 5% of a company engaged in activities other than those authorized for savings and loan holding companies under the HOLA or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community, and competitive factors.

     The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Bank and the Company will report their income on a calendar year basis using the accrual method of accounting and will be subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank was last audited by the IRS in 1991 and has not been audited by the New Jersey Division of Taxation ("DOT") in the past five years.

     Bad Debt Reserve. Historically, savings institutions such as the Bank that met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience.

     In August 1996, the provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense.

     For the tax years beginning after December 31, 1995, the Bank is not permitted to maintain a tax reserve for bad debts. As of March 31, 1998, the Bank had an excess amount subject to recapture equal to $2.6 million. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans were included and the institution could elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continues to be subject to provisions of current laws referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Bank makes "non-dividend distributions" to the Company that are considered as made (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method, or (ii) from the supplemental reserve for losses on loans ("Excess Distributions"), then an amount based on the amount distributed will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Bank's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Bank's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Bank's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Bank. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986 (the "Code"), as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. Only 90% of AMTI can be offset by net operating loss carryovers, of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceed its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modifications) over $2.0 million was imposed on corporations, including the Bank, whether or not an Alternative Minimum Tax ("AMT") was paid. The Bank does not expect to be subject to the AMT.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

STATE AND LOCAL TAXATION

     State of New Jersey. The Bank files New Jersey income tax returns. For New Jersey income tax purposes, savings institutions are presently taxed at a rate equal to 3% of taxable income. For this purpose, "taxable income" generally means federal taxable income, subject to certain adjustments (including the addition of net interest income on state and municipal obligations). The Bank is not currently under audit with respect to its New Jersey income tax returns.

     The Company is required to file a New Jersey income tax return because it does business in New Jersey. For New Jersey tax purposes, the Company is presently taxed at a rate equal to 9% of taxable income. For this purpose, "taxable income" generally means federal taxable income subject to certain adjustments (including addition of interest income on state and municipal obligations). However, if the Company meets certain requirements, it may be eligible to elect to be taxed as a New Jersey Investment Company at a tax rate presently equal to 2.25% (25% of 9%) of taxable income.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ADDITIONAL ITEM. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company and the Bank who are not directors or named executive officers.

                                    AGE AT
       NAME                     MARCH 31, 1998             POSITION
--------------------------  ------------------- ------------------------------
Eugene V. Malinowski, CPA             58          Chief Financial Officer and
                                                        Vice President

James E. Collins                      49          Vice President of the Bank

Donald Mindiak                        39            Controller of the Bank

Thomas M. Coughlin, CPA               38           Corporate Secretary and
                                                 Treasurer of the Company and
                                                        the Bank

ITEM 2. PROPERTIES

     The Bank conducts its business through its main office and three full service branch offices, all located in Bayonne, New Jersey. The following table sets forth certain information concerning the main office and each branch office of the Bank at March 31, 1998. The aggregate net book value of the Bank's premises and equipment was $5.4 million at March 31, 1998. The Bank owns all of its properties.

                                                           NET BOOK VALUE
                                                           OF PROPERTY OR
                                                              LEASEHOLD
                                        YEAR               IMPROVEMENTS AT
        LOCATION                      ACQUIRED             MARCH 31, 1998
-----------------------------    -------------------     ------------------
EXECUTIVE/MAIN OFFICE:

568 Broadway                            1945                 $  584,600
Bayonne, New Jersey  07002

BRANCH OFFICES:

171 Broadway
Bayonne, New Jersey  07002              1987                  1,160,300

441-447 Broadway(1)
Bayonne, New Jersey  07002            1973/1994               1,163,800

949 Broadway
Bayonne, New Jersey  07002              1990                  1,265,400

-------------

(1) Includes Financial Center building acquired in 1994 with a net book value of $697,300 at March 31, 1998.

     In addition to the properties described above and the Bank's REO, the Bank owns a 12-lot parcel of undeveloped land in Bayonne. The property was acquired in 1987 for possible construction of executive offices. As of March 31, 1998, the property was carried at $611,000.

ITEM 3. LEGAL PROCEEDINGS

     The Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company submitted the Bayonne Bancshares, Inc. 1998 Stock-Based Incentive Plan (the "Incentive Plan") to shareholders for approval at a special meeting of shareholders held on March 27, 1998 (the "Special Meeting"). Holders of 7,174,740 shares were present in person or by proxy at the Special Meeting. The shareholders approved the Incentive Plan, with 4,851,032 shares voted for the Incentive Plan, 1,980,327 shares voted against the Incentive Plan, and 343,384 shares voted to abstain from voting on the Incentive Plan.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     In January 1995, the Bank reorganized into the mutual holding company structure by forming Bayonne Bankshares, M.H.C., a federally-chartered mutual holding company (the "Mutual Holding Company"). In connection with its mutual holding company reorganization, the Bank issued 1,659,485 shares of its common stock (the "Bank Common Stock") to the Mutual Holding Company and sold 1,358,015 shares of Bank Common Stock to the public at a price of $10.00 per share. In August 1997, the Company and the Bank consummated the second-step conversion of the Bank by selling 4,869,190 shares of the common stock of the Company (the "Company Common Stock") to the public at a price of $10.00 per share, exchanging approximately 1,410,735 shares of Bank Common Stock held by public shareholders for Company Common Stock at a ratio of 2.933 shares of Company Common Stock for each share of Bank Common Stock, and canceling the shares of Bank Common Stock held by the Mutual Holding Company.

     The Company Common Stock is traded on the Nasdaq National Market under the symbol "FSNJ." At March 31, 1998, there were 9,088,581 shares of Company Common Stock outstanding.

     The following table sets forth the high and low trading prices of the Company Common Stock since the consummation of the Conversion and Reorganization in August 1997 and of the Bank Common Stock subsequent to the completion of the 1995 MHC Reorganization, together with the cash dividends declared during the periods indicated.

                                                            CASH DIVIDENDS
                                  HIGH(1)          LOW(1)   DECLARED(1)(2)
                              ----------------   ---------  ----------------
     FISCAL YEAR ENDED
      MARCH 31, 1998
---------------------------
First Quarter                      $ 9.21          $ 7.93        $.0425
Second Quarter                      13.06            9.20         .0425
Third Quarter                       13.38           11.63         .0425
Fourth Quarter                      14.88           12.06         .0425

     FISCAL YEAR ENDED
      MARCH 31, 1997
---------------------------
First Quarter                      $ 5.20          $ 4.69        $.0425
Second Quarter                       5.46            4.77         .0425
Third Quarter                        7.84            5.20         .0425
Fourth Quarter                       8.35            7.16         .0425

     FISCAL YEAR ENDED
      MARCH 31, 1996
---------------------------
First Quarter                      $ 4.69          $ 3.75        $.0425
Second Quarter                       5.71            4.43         .0425
Third Quarter                        6.65            5.71         .0425
Fourth Quarter                       5.80            4.80         .0425

     FISCAL YEAR ENDED
      MARCH 31, 1995
---------------------------
Fourth Quarter                     $ 3.88          $ 3.41        $.0425

----------

(1) The price of the Bank Common Stock and the cash dividends declared by the Bank have been restated to reflect the 2.933 exchange ratio applied in connection with the exchange of Bank Common Stock for Company Common Stock.

(2) The Mutual Holding Company waived receipt of all dividends declared by the Bank. The aggregate amount of all dividends waived by the Mutual Holding Company as of August 22, 1997 was $2.1 million.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

     Set forth below are selected financial and other data of the Company. This information is derived in part from and should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto presented elsewhere in this Form 10-K. Prior to August 22, 1997, the Company had no significant assets, liabilities or operations and, accordingly, the data prior to such time represents the financial condition and results of operations of the Bank.


                                                                AT MARCH 31,(4)                          AT MAY 31,
                                           ----------------------------------------------------------   ------------
                                               1998           1997           1996            1995           1994
                                           ------------   ------------   ------------    ------------   ------------
SELECTED CONSOLIDATED FINANCIAL                                                 (IN THOUSANDS)
CONDITION DATA:
Total assets............................     $646,058       $577,004       $651,945        $512,126       $547,550
Cash and cash equivalents...............       16,617         15,472         11,791           6,111         47,839
Loans receivable, net:
  Real estate...........................      208,723        207,262        198,658         197,240        172,552
  Consumer..............................       26,742         28,362         25,370          21,314         16,428
                                               ------       --------       --------        --------       --------
     Total loans receivable, net(1).....      235,465        235,624        224,028         218,554        188,980
U.S. Government and agency
  obligations, net of valuation
  allowance(2)..........................       77,446         76,489        101,729         148,062        146,806
Mortgage securities, net(3).............      274,652        222,980        289,848         117,205        141,271
Deposits................................      423,545        444,139        445,424         444,380        471,681
Borrowed funds..........................      115,380         75,598        151,334          15,032             --
Stockholders' equity....................       98,649         48,079         49,519          46,625         34,066


--------------------

(1) Excludes loans to joint ventures of the Bank's subsidiaries. See "Business of the Bank -- Subsidiary Activities."

(2)  At March 31, 1998, 1997, 1996 and 1995, and May 31, 1994, $69.5 million,
     $67.6 million, $92.9 million, $64.3 million and $64.1 million of such securities, respectively, net of valuation allowance, were classified as available for sale, and $7.9 million, $8.9 million, $8.9 million, $83.7 million and $82.7 million, respectively, of such securities were classified as held to maturity.

(3) Includes mortgage-backed securities and mutual funds that invest primarily in mortgage-backed securities, net of valuation allowance. At March 31, 1998, 1997, 1996 and 1995, and May 31, 1994, all such securities were available for sale.

(4) At the time of the Bank's reorganization into the mutual holding company structure in 1995 (the "1995 MHC Reorganization), the Bank changed its fiscal year end from May 31 to March 31.




                                                                                           TEN MONTHS    YEAR ENDED
                                                           YEARS ENDED MARCH 31,             ENDED         MAY 31,
                                                     ---------------------------------      MARCH 31,    ---------
                                                      1998          1997         1996        1995(1)        1994
                                                     -------      -------      -------      ---------     -------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
SELECTED CONSOLIDATED OPERATING DATA:
Total interest and dividend income.............      $40,860      $41,126       $37,309      $28,431      $35,616
Total interest expense.........................       24,872       27,469        23,842       15,831       20,795
                                                     -------      -------       -------      -------      -------
  Net interest income..........................       15,988       13,657        13,467       12,600       14,821
Provisions for loan losses.....................          180          320           450          350          500
                                                     -------      -------       -------      -------      -------
  Net interest income after
     provision for loan losses.................       15,808       13,337        13,017       12,250       14,321
                                                      ------      -------       -------      -------      -------
Other income (loss):
  Loan fees and service charges................          238          294           307          285          428
  Deposit fees.................................          611          576           327          256          305
  Gain (loss) on sale of securities
    available for sale, net(2).................           (5)      (2,878)       (2,217)        (547)         262
  Income from subsidiary.......................          204          168           251           85           18
  Gain (loss) on sale of real estate
    acquired in settlement of loans............           (9)         (92)           (7)          --           62
  Other........................................          304          136           126           49          705
                                                     -------      -------       -------      -------      -------
     Total other income (loss).................        1,343       (1,796)       (1,213)         128        1,780
                                                     -------      -------       -------      -------      -------
Operating expenses:
  Compensation and employee benefits...........        5,619        7,184         5,821        4,674        4,735
  Occupancy and equipment......................        1,179        1,201         1,211        1,000        1,045
Data processing service expense................          821          707           683          488          575
  SAIF assessment(3)...........................           --        2,895            --           --           --
  Federal insurance premiums...................          569          974         1,163          990        1,210
  Other........................................        1,982        1,641         1,937        1,799        1,951
                                                     -------      -------       -------      -------      -------
     Total operating expenses..................       10,170       14,602        10,815        8,951        9,516
                                                      ------      -------       -------      -------      -------
Income/(Loss) before income tax expense
  and cumulative effect of accounting changes          6,981       (3,061)          989        3,427        6,585
Income tax expense.............................        2,602          154           374        1,236        2,247
                                                     -------      -------       -------      -------      -------
Income/(Loss) before cumulative effect
  of accounting changes........................        4,379       (3,215)          615        2,191        4,338
Cumulative effect of accounting changes:
  Income taxes.................................           --           --            --           --          400
  Postretirement benefits......................           --           --            --           --       (1,216)
  Investments..................................           --           --            --           --          471
                                                     -------      -------       -------      -------      -------
     Net income/(loss).........................      $ 4,379      $(3,215)     $    615      $ 2,191      $ 3,993
                                                     =======      =======      ========      =======      =======
Basic earnings per share.......................      $  0.49      $ (0.37)     $   0.07       N/A(4)       N/A(4)
                                                     =======      =======      ========
Diluted earnings per share.....................      $  0.49      $ (0.37)     $   0.07       N/A(4)       N/A(4)
                                                     =======      =======      ========

                                                                                         (continued on next page)

                                                        42



                                                                         YEARS
                                                                         ENDED                    TEN MONTHS        YEAR ENDED
                                                                       MARCH 31,                    ENDED             MAY 31,
                                                            -------------------------------        MARCH 31,        ----------
                                                            1998         1997          1996         1995(1)            1994
                                                            -----        ----          ----       ----------        ----------
SELECTED FINANCIAL RATIOS AND OTHER DATA:
PERFORMANCE RATIOS:
   Equity to assets at period end.....................      15.27%        8.33%        7.60%         9.10%            6.22%
   Net interest rate spread (difference
     between average yield on interest-earning
     assets and average cost of
     interest-bearing liabilities)....................       2.18         1.99         2.16          2.92             2.52
   Net interest margin (net interest income as a
     percentage of average interest-earning assets)...       2.72         2.28         2.48          3.12             2.71
   Return on average assets (net income
     divided by average total assets).................       0.72        (0.52)        0.11          0.52             0.71
   Return on average equity (net income divided by
     average equity)..................................       5.82        (6.56)        1.20          7.06            10.22
   Dividend payout ratio(5)...........................      24.64%       N/A(4)       238.0%        N/A(4)           N/A(4)
   Stockholders' equity to average assets ratio
     (average stockholders' equity divided by
     average total assets).............................     12.39         7.90         9.08          7.30             6.92
   Total other income to average assets...............       0.22        (0.29)        (.21)         0.03             0.31
   Total operating expenses to average assets(6)......       1.68         1.87         1.91          1.76             1.68
   Net interest income to total operating expense(6)..       1.57x        1.18x        1.25x         1.41x            1.56x
   Net interest income after provision for loan
     losses, to total operating expense(6)............       1.55x        1.15x        1.20x         1.37x            1.51x
   Average interest-earning assets to
     average interest-bearing liabilities.............       1.13x        1.06x        1.07x         1.05x            1.05x
ASSET QUALITY RATIOS:
   Loans 90 days or more past due to net loans........       1.62%        2.38%        2.66%         2.55%            3.64%
   Loans 90 days past due and other
     nonperforming assets to total assets.............       0.64         1.08         1.00          1.29             1.53
   Allowance for loan losses to loans 90 days past
     due and other nonperforming assets...............      71.21        50.66        45.54         40.62            34.74
   Allowance for loan losses as a percent of net
     loans receivable at end of period................       1.25         1.34         1.33          1.22             1.54
REGULATORY CAPITAL RATIOS:
   Tangible capital(7)................................      12.01%        8.99%        8.48%        10.83%            6.22%
   Core capital(7)....................................      12.01%        8.99%        8.48%        10.83%            6.22%
   Risk-based capital(7)..............................      33.85%       25.31%       26.10%        32.21%           20.61%
NUMBER OF FULL-SERVICE OFFICES........................          4            4            4             4                4


----------

(1) At the time of the Bank's 1995 MHC Reorganization, the Bank changed its fiscal year end from May 31 to March 31.

(2) The loss on securities available for sale in 1997 and 1996 resulted from the sale of investment securities as part of the Bank's restructuring of its investment portfolio.

(3)  Reflects the SAIF Special Assessment of $2.9 million as of September 30,
     1996.

(4)  Not applicable.

(5)  Aggregate dividends per share divided by net income per share.

(6) Total operating expense does not include income tax expense, the provision for loan losses or the SAIF Special Assessment.

(7) Excludes unrealized losses on available for sale securities. If such unrealized losses were included at March 31, 1998, then both tangible and core capital would have been 11.82%, and risk-based capital would have been 33.34%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     On January 9, 1995, the Bank completed a minority stock offering in connection with its mutual holding company reorganization whereby the Bank issued 1,358,015 shares of common stock to the public at $10.00 per share for a total of $13.6 million, which represented a minority ownership of approximately 45% of the Bank based upon an evaluation by an independent appraiser. In December 1996, the Board of Directors of Bayonne Bankshares, M.H.C. (the "MHC"), the Mutual Holding Company of the Bank, adopted a plan of conversion to convert the MHC to stock form and to reorganize the Bank by forming the Company to become the holding company of the Bank.

     On August 22, 1997, the Company consummated the Conversion and Reorganization of the Bank and the MHC by selling 4,869,190 shares of common stock to certain depositors and borrowers of the Bank at a price of $10.00 per share. In addition, approximately 1,410,735 shares of common stock of the Bank held by public stockholders were exchanged for common stock of the Company at a ratio of 2.933 shares of common stock of the Company for each share of the Bank.

     The aggregate amount of capital raised in the offering, before expenses of the offering and before the internal funding of the ESOP, was $48,691,900. The aggregate amount of the other expenses and fees incurred in the Conversion and Reorganization was approximately $2,426,000 and the Company received approximately $42.6 million in net cash proceeds from the offering.

     The reported net income for the fiscal year ended March 31, 1998 was $4.4 million, or $.49 per diluted share compared to a loss of $3.2 million, or $.37 per diluted share for the year ended March 31, 1997. The improvement in the earnings reflects management's efforts in repositioning the Bank's balance sheet, the utilization of $46.5 million of net capital raised by the Company in August 1997 and the reduction of interest expense resulting from the runoff during the year of approximately $44.0 million in long-term, high cost certificates of deposit. Financial results showed improvements in the following areas:

     o    Net interest income rose by 17%;

     o    The provision for loan losses declined by 44%;

     o Non-interest income increased $3.1 million from a loss of $1.8 million in fiscal 1997 to income of $1.3 million in fiscal 1998, resulting from non-recurring losses in the available for sale portfolio in 1997; and

     o Operating expenses, adjusted for the SAIF assessment, the supplemental executive retirement plan expense, and other non-recurring items in fiscal 1997, declined by approximately 2%.

     In 1998, the Company expects to achieve its growth objectives through increasing loan volume and diversifying its lending activity, primarily in the commercial lending area. Management believes that a continuing focus on initiating and building a quality commercial lending effort will produce positive results for the Bank.

     The Company's results of operations depend primarily on net interest income, which is the difference between the interest income earned on the Company's interest-earning assets, such as loans and investments, and the interest expense on its interest-bearing liabilities, such as deposits and borrowings. The Company also generates non-interest income such as income from secondary marketing activities, loan servicing and other fees. The Company's operating expenses consist primarily of compensation and employee benefits, occupancy and equipment expenses, data processing service expenses and deposit insurance premiums. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     General. Total assets were $646.1 million at March 31, 1998, an increase of $69.1 million or 12.00% compared to $577.0 million at March 31, 1997.

     Investment securities available for sale increased by $72.2 million to a balance of $362.8 million at March 31, 1998, compared to a balance of $290.6 million at March 31, 1997. This increase reflects purchases of mortgage-backed securities in connection with the deployment of the proceeds of the $46.5 million in equity capital raised in August 1997 in the second-step conversion and the increase in borrowings during the year.

     Net loans at March 31, 1998 decreased slightly to $235.5 million from $235.6 million at March 31, 1997, as originations of $36.1 million of commercial, consumer and residential loans were offset by the acceleration of mortgage prepayments, primarily in the last quarter of the year, and by amortization of mortgage loans.

     Total deposits declined to $423.5 million at March 31, 1998 compared to $444.1 million at March 31, 1997, due primarily to the maturing of approximately $44.0 million of long-term, high rate certificates of deposit. Reduced interest expense and replacement of a portion of these funds into lower yielding certificates of deposit had a positive effect on the Bank's net interest margin for the year ended March 31, 1998. Long-term borrowings increased to $115.0 million, or 53.3%, at March 31, 1998 compared to $75.0 million at March 31, 1997. These borrowings were used to fund the purchase of mortgage-backed securities and to fund the runoff during the year of the long-term high cost certificates of deposit.

     Stockholders' equity totaled $98.6 million at March 31, 1998 compared to $48.1 million at March 31, 1997, primarily as the result of the $46.5 million increase in capital from the completion of the Bank's second step conversion in August 1997 and net income from operations of $4.4 million for the fiscal year ended March 31, 1998.

     Interest and Dividend Income. Total interest and dividend income decreased by $266,000 to $40.9 million for the year ended March 31, 1998, from $41.1 million for the year ended March 31, 1997. This decrease was primarily due to the decrease in average balances of interest-earning assets to $587.4 million compared to $599.3 million for the year ended March 31, 1997, partially offset by an increase in the average yield on interest-earning assets to 6.96% for the year ended March 31, 1998 compared to 6.86% for the year ended March 31, 1997. The average balance of mortgage-backed securities increased by $44.2 million, or 20.7%, to $257.4 million for the year ended March 31, 1998 from $213.2 million for the year ended March 31, 1997. The average balance of U.S. government and agency obligations decreased by $13.7 million to $69.6 million from $83.3 million at March 31, 1997.

     Interest Expense. Total interest expense decreased by $2.6 million, or 9.5%, to $24.9 million for the year ended March 31, 1998 compared to $27.5 million for the year ended March 31, 1997. The decrease related to interest expense on borrowings which decreased by $1.8 million to $4.9 million for the year ended March 31, 1998, compared to $6.7 million for the prior fiscal year. Interest expense on savings deposits also decreased by $834,000, or 4.0%, to $20.0 million at March 31, 1998 compared to $20.8 million at March 31, 1997, primarily on the rollover of high yielding 10-year certificates of deposit. Interest expense also decreased as a result of the decrease in the average balance of interest-bearing liabilities of $44.0 million to $520.3 million at March 31, 1998 from $564.3 million at March 31, 1997 and a decrease in the yield on interest-bearing liabilities of 9 basis points to 4.78% at March 31, 1998 from 4.87% for the comparable prior year.

     Net Interest Income. Net interest income for the year ended March 31, 1998 was $16.0 million compared to $13.7 million for the comparable prior year, an increase of $2.3 million or 17.1%. The increase was primarily due to the decline of $2.6 million in interest expense, the majority of which was accounted for by the $32.7 million decline in average borrowings during the year. The net interest margin was 2.72% for the fiscal year ended March 31, 1998, an increase of 44 basis points from the 2.28% net interest margin reported for the prior year.

     Provision for Loan Losses. For the year ended March 31, 1998, the Company's provision for loan losses was $180,000 compared to $320,000 for the same prior year period. The decrease of $140,000 is attributable to a decrease in non-performing assets of $1.8 million, or 30.6%, to $4.1 million at March 31, 1998 compared to $6.0 million at March 31, 1997. In addition, the provision for loan losses was increased by approximately $200,000 for the year ended March 31, 1997 for a loan to one borrower that became delinquent in the fourth fiscal quarter of fiscal 1997.

     Management of the Company is responsible for the determination of the level of the allowance for loan losses. The allowance for loan losses is maintained at levels sufficient to provide for estimated losses based on evaluating known and inherent risks in the loan portfolio and upon management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and the composition of the loan portfolio, actual loan loss experience, current and anticipated economic conditions, detailed analysis for individual loans for which full collectability may not be assured, and determination of the existence of realizable value of the collateral guarantees securing the loan. In addition, various regulatory agencies periodically review the bank loans for loan losses. Such agencies may require the Bank to provide additions to the allowance based on information available to them at the time of their examination. Although management uses the best information available, further adjustments to the allowance may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

     Non-Interest Income. Non-interest income totaled $1.3 million for the fiscal year ended March 31, 1998 compared to a loss of $1.8 million for the prior fiscal year. Excluding losses on securities available for sale and sales of real estate, which totaled $14,000 and $3.0 million for the years ended March 31, 1998 and March 31, 1997, respectively, non-interest income increased by 15.6% for the year ended March 31, 1998 from the year ended 1997 as a result of increased deposit fees of $35,000 and income of $36,000 from the sale of mutual funds and annuities by Bayonne Service Corp., the Bank's subsidiary.

     Operating Expenses. Operating expenses for the year ended March 31, 1998 were $10.2 million compared to $14.6 million for the year ended March 31, 1997, which included $4.7 million of non-recurring expenses, such as the one-time SAIF assessment of $2.9 million and a $1.8 million supplemental executive retirement plan expense, during the fiscal year ended March 31, 1997. Adjusting for these non-recurring items, operating expenses for the year ended March 31, 1998 decreased approximately 2.0%. This increase reflects lower administrative expenses of $165,000 and deposit insurance premiums of $405,000, offset by higher data processing expenses of $114,000 and other operating expenses of $341,000 relating to converting to a fully publicly- owned stock company.

     Provision for Income Taxes. Income tax expense was $2.6 million for the year ended March 31, 1998 compared to $154,000 for the year ended March 31, 1997, due to the significant increase in income before income taxes for the year ended March 31, 1998 compared to a pre-tax loss for the prior fiscal year and a valuation reserve of $973,000 being established in fiscal 1997 relative to certain deferred tax assets.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED MARCH 31, 1997 AND MARCH 31, 1996.

     General. The Bank experienced a loss from operations of $3.2 million for the year ended March 31, 1997, compared to net income of $615,000 for the year ended March 31, 1996. The loss in fiscal 1997 was primarily attributable to three items. First, on September 30, 1996, the Bank paid a one-time special assessment of $2.9 million ($1.9 million after tax) to recapitalize the SAIF. Second, as part of the Bank's repositioning of its investment portfolio, it sold mutual funds totaling $71.5 million and U.S. Treasury securities totaling
$25.0 million at a loss of $2.9 million during the year ended March 31, 1997. The Bank does not anticipate any further significant sales of investment securities. See "Risk Factors - Effects of Restructuring of Investment Portfolio." Third, the Bank provided an additional $1.8 million ($1.1 million after tax) in employee benefit expense during the quarter ended March 31, 1997 to provide for one-time retirement benefit payments for two executive officers under the Bank's supplemental executive retirement agreements.

     The Bank maintained a Supplemental Executive Retirement Income-Deferred Compensation Agreement ("SERP") on behalf of Mr. Patrick F.X. Nilan and certain other executive officers to provide the executives, upon their retirement, with benefits that they would have been entitled to receive under the First Savings Bank of New Jersey Pension Plan ("Pension Plan") upon retirement but for limitations imposed on the Pension Plan by the Code. Pursuant to the terms of the SERP, benefits are payable upon retirement either in equal monthly installments for life, with a minimum of 120 payments, or in a lump-sum payment at the Bank's discretion. Upon evaluation of the ongoing liability to fund the SERP, the Bank determined to pay both Mr. Patrick F.X. Nilan and another executive officer who retired in August 1996 their benefits due under the SERP in a lump-sum payment. The lump-sum payments represented the present value of the executives' accrued annual benefits under the SERP based on a current actuarial valuation. The Bank determined that paying these benefits in a lump sum would benefit the Bank over time by saving the annual accruals that would otherwise be required to fund the SERP agreements.

     Interest and Dividend Income. Total interest and dividend income increased by approximately $3.8 million, or 10.2%, to $41.1 million for the year ended March 31, 1997, from $37.3 million for the year ended March 31, 1996. The increase was primarily due to the increase in average balances of interest earning assets to $599.3 million, compared to $543.9 million for the year ended March 31, 1996. The average balance of loans increased $14.2 million, or 6.4%, to $235.0 million for the year ended March 31, 1997, from $220.8 million for the year ended March 31, 1996. That increase was partially offset by a decrease in the average yield on mortgage loans of 22 basis points over the same period, to 8.50% for fiscal 1997. The average balance of mortgage-backed securities increased by $109.0 million to $213.2 million for the year ended

March 31, 1997, and the yield on mortgage-backed securities increased 38 basis points to 5.83% for the year ended March 31, 1997, compared to 5.45% for the comparable period in 1996.

     Interest Expense. Total interest expense increased by $3.7 million, to $27.5 million, for the year ended March 31, 1997, compared to $23.8 million for the year ended March 31, 1996. The increase was related to an increase in interest expense on borrowings, which totaled $6.7 million for the year ended March 31, 1997, compared to $3.1 million for the prior fiscal year. The increased interest expense on borrowings reflects the increase on average borrowings for the year ended March 31, 1997 to $120.6 million, compared to $61.4 million for the prior fiscal year and the full year impact of the Bank's borrowings from the FHLB to fund a substantial amount of the $147.0 million of mortgage-backed securities purchased in December 1995.

     Net Interest Income. Net interest income increased by $190,000, or 1.4%, to $13.7 million for the year ended March 31, 1997, compared to $13.5 million for the comparable period in 1996. The increase was primarily due to additional income earned on a $55.4 million increase in average interest-earning assets, which was partially offset by a 17 basis point increase in average cost of interest-bearing liabilities to 4.87% from 4.70%, and the additional interest expense on the $59.1 million in FHLB borrowings for the year ended March 31, 1997 compared to 1996.

     Provision for Loan Losses. The Bank maintains an allowance for loan losses based on management's periodic evaluation of known and inherent risks in the loan portfolio, the Bank's past loan loss experience, adverse situations that may affect the borrower's ability to repay loans, estimated value of the underlying loan collateral, and current and expected economic conditions.

     For the year ended March 31, 1997, the Bank provided $320,000 for loan losses compared to $450,000 for the prior fiscal year. The Bank periodically reviews the loan portfolio and maintains the allowance for loan losses at a level that is adequate to provide for loan losses and other known impairments in the loan portfolio although there can be no assurance that such loan losses will not exceed estimated amounts. Of the total provision, $200,000 was made in March 1997, as 12 mortgage loans to one borrower with outstanding balances of $1.4 million were placed on non-accrual status. This provision was considered prudent based on discussions with the borrower and the inability to formulate a plan for timely repayment of principal and interest.

     Non-Interest Income/(Loss). Non-interest income activities resulted in a loss of $1.8 million for the year ended March 31, 1997, compared to a loss of $1.2 million for the year ended March 31, 1996, representing a change of $583,000 or 48.1%. Losses on the sale of securities available for sale increased by $661,000, to $2.9 million for the year ended March 31, 1997, compared to $2.2 million for the year ended March 31, 1996, primarily due to the loss of $2.8 million on the sale of intermediate- and adjustable-rate mutual funds in fiscal 1997.

     Operating Expenses. Total operating expenses increased by $3.8 million, or 35.0%, to $14.6 million for the year ended March 31, 1997, compared with $10.8 million for the year ended March 31, 1996. Compensation and employee benefits expense increased by $1.4 million, primarily due to the provision of $1.8 million for the one-time payments to be made to two executive officers under the Bank's terminated supplemental executive retirement agreements. Other operating expenses increased by approximately $2.7 million as a result of the one-time SAIF Special Assessment. Offsetting these increases were decreases in employee salaries and related employee benefits of $388,000 and advertising expenses of $107,000.

     Income Taxes. Income tax expense was $154,000 for the year ended March 31, 1997, compared to $374,000 for the year ended March 31, 1996. The provision for income taxes for fiscal 1997 resulted from the loss on the sale of mutual funds not being available as a current deduction in computing income tax expense.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and notes thereto presented herein have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting No. 130, "Reporting Comprehensive Income" ("SFAS 130"), SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Under SFAS 130, comprehensive income is divided into net income and its components in a full set of general purpose financial statements. Other comprehensive income includes items previously recorded directly in equity, such as unrealized gains or losses on securities available for sale. SFAS 130 is effective for interim and annual periods, requires earlier periods to be reclassified to reflect application of the provisions of the Statement. The adoption of SFAS 130 is not expected to have a significant impact on the Company.

PRIVATE SECURITIES LITIGATION REFORM ACT SAFE HARBOR STATEMENT

     In addition to historical information, this Form 10-K may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal and state tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits, principal and interest payments on loans and mortgage-backed securities, FHLB and other borrowings and, to a lesser extent, investment maturities and proceeds from the sale of loans. While scheduled amortization of loans is a predictable source of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition. The Company has other sources of liquidity if a need for additional funds arises, including an overnight line of credit and advances from the FHLB. The Company utilizes the overnight line from time to time to fund short-term liquidity needs. The Company also borrowed $115.0 million at March 31, 1998 through FHLB advances and securities sold under agreements to repurchase, an increase of $40.0 million from $75.0 million at March 31, 1997. These borrowings were used to fund a wholesale leverage strategy designed to improve returns on invested capital.

     The Company's cash needs for the year ended March 31, 1998 were principally provided by principal payments on loans and mortgage-backed securities sold under agreements to repurchase. The cash provided was principally used for investing activities, which included the purchase of investment and mortgage-backed securities and the origination of loans.

     For the year ended March 31, 1998, the cash needs of the Company were primarily satisfied by investment maturities, principal payments on loans and mortgage-backed securities, borrowings through securities sold under agreements to repurchase and proceeds from common stock subscriptions. The cash was principally utilized for loan originations and purchases of investment and mortgage-backed securities.

     Federal regulations require the Bank to maintain levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the preceding calendar month. Liquid assets for purposes of this ratio include cash, accrued interest receivable, certain time deposits, U.S. Treasury and Government agencies and maturities of less than five years. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. As of March 31, 1998 and 1997 the Bank's liquidity ratios were 40.65% and 34.8%, both in excess of the minimum regulatory requirement.

     At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with tangible capital of $76.6 million, or 12.0%, of total adjusted assets, which is above the required level of $9.6 million, or 1.5%; core capital of $76.6 million, or 12.0% of total adjusted assets, which is above the required level of $25.5 million, or 4.0%; and risk-based capital of $79.5 million, or 33.9% of risk-weighted assets, which is above the required level of $18.8 million or 8.0%. The Bank is considered a "well capitalized" institution under the Office of Thrift Supervision's prompt corrective action regulations.

IMPACT OF YEAR 2000

     The Bank relies on computers for the daily conduct of its business and for data processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank generally relies on independent third parties to provide data processing services to the Bank, and has been advised by its data processing service center that the issue is being addressed. The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure readiness to perform Year 2000 processing. A Year 2000 Committee has been formed to implement the Year 2000 project, policies, and document readiness of the Bank to accommodate Year 2000 processing, and to track and test progress towards full compliance. The Bank contracts with service bureaus to provide the majority of its data processing and is dependent upon purchased application software. In-house applications are limited to word-processing and spreadsheet functions. The Bank is in the process of ensuring that external vendors and servicers are adequately addressing the system and software issues related to Year 2000 by obtaining written system certifications that the systems are fully Year 2000 compliant or that the vendor has a plan to become fully compliant in the very near future. Beginning in the third quarter of the calendar year of 1998, the Bank will coordinate with primary service end-to-end tests which allows the Bank to simulate daily processing on sensitive century dates. In its evaluation, the Bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the Year 2000 requirements. The Committee completed a system inventory and obtained vendor certification. The Committee identified critical applications and developed detailed plans for hardware/system upgrades and system replacements where necessary. The Committee has budgeted $250,000 for hardware system upgrades and system replacements, which has been approved by the Board of Directors. All upgrades are scheduled to be substantially implemented by June 30, 1998 to allow for adequate system testing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SENSITIVITY TO INCREASES IN INTEREST RATES

     The Bank's profitability, like that of most financial institutions, is dependent to a large extent upon its net interest income, which is the difference between its interest income on interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. One method of analyzing an institution's exposure to interest rate risk is by measuring the change in the institution's Net Portfolio Value ("NPV") under various interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance-sheet contracts. An NPV Ratio, in any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The sensitivity measure is the decline in the NPV Ratio, in basis points, caused by a 2% increase or decrease in rates, whichever produces a larger decline. The higher an institution's sensitivity measure is, the greater its exposure to interest rate risk is considered to be. As of March 31, 1998, the Bank's sensitivity measure, as measured by the OTS, indicated that a 2% increase in interest rates would cause a 215 basis point decline in the Bank's NPV Ratio. This NPV Ratio sensitivity measure exceeds the thresholds at which the Bank could be required to hold additional risk-based capital under OTS regulations.

     The Bank's recent results of operations were adversely affected by the increase in interest rates experienced during 1995 and 1996, and by the increase in the Bank's short-term borrowings and fixed-rate mortgage loans and mortgage-backed securities. In particular, the Bank's liabilities have repriced from an average cost of 4.00% for the year ended May 31, 1994 to 4.78% for the year ended March 31, 1998. Conversely, the average yield earned on interest-earning assets has only increased 44 basis points over the same time period, from 6.52% for the year ended May 31, 1994, to 6.96% for the year ended March 31, 1998. This upward repricing of liabilities, without a corresponding upward repricing of assets, has resulted in the compression in the Bank's average interest rate spread, which was reduced to 2.18% for the year ended March 31, 1998, from 2.52% for the year ended May 31, 1994. However, the Bank's net interest margin increased to 2.72% from 2.71% for the same periods. Further, the Bank's interest rate spread increased to 2.18% at March 31, 1998 from 2.16% at March 31, 1996 as a result of the Bank's repositioning of its investment portfolio.

     Despite the Bank's recent improvement in its interest rate spread, net interest income could still be adversely affected in a rising interest rate environment, as liabilities would continue to reprice to higher market rates more quickly than assets. This effect would be compounded because the prepayment speeds of the Bank's long-term fixed-rate assets would decrease in a rising interest rate environment. At March 31, 1998, $139.1 million, or 50.4% of the Bank's $276.0 million of mortgage-backed securities had fixed-rates of interest. In addition, $138.5 million, or 74.0%, of the Bank's one- to four-family mortgage loans had fixed-rates of interest. To reduce the Bank's exposure to interest rate risk in a changing interest rate environment, the Bank has more recently sought to invest in mortgage securities that have adjustable rates and/or relatively short expected terms, and to offer fixed-rate one- to four-family mortgage loans with terms of 15 years or less and adjustable-rate one- to four-family mortgage loans. See "Business of the Bank-Lending Activities" and "Investment Activities."

MANAGEMENT OF INTEREST RATE RISK

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets.

     The Bank's deposit accounts typically react more quickly to changes in market interest rates than interest-earning assets such as mortgage loans, because of the relatively shorter maturities of deposits. When interest rates are rising, interest expense will increase more rapidly than interest income if a higher volume of interest-bearing liabilities than interest-earning assets reprice to higher interest rates. In a falling interest rate environment, interest income will increase more rapidly than interest expense if a higher volume of interest-bearing liabilities than interest-earning assets reprice to lower interest rates.

     Management seeks to manage the Bank's interest rate risk exposure by monitoring the levels of interest rate sensitive assets and liabilities, and has sought to improve its interest rate spread. To reduce the potential volatility of the Bank's earnings in a changing interest rate environment, the Bank has invested in mortgage securities that have adjustable rates and/or relatively short expected terms. At March 31, 1998, $124.7 million, or 33.42%, of the Bank's $373.1 million of investments consisted of mortgage-backed securities with adjustable interest rates. The Bank has also sought to reduce the term of its interest-earning assets by offering fixed-rate one- to four-family mortgage loans with terms of 15 years or less. Such loans constituted $4.3 million, or 30.1%, of the Bank's total originations of one- to four- family mortgage loans during the year ended March 31, 1998. The Bank also originates adjustable-rate one- to four-family mortgage loans. Of the Bank's one- to four-family mortgage loans originated during the year ended March 31, 1998, $6.2 million, or 43.4%, had adjustable rates of interest. The Bank also maintains relatively high levels of liquidity, which assets may be reinvested more quickly in response to changes in market interest rates. In addition, the Bank manages its interest-bearing liabilities by offering competitive interest rates on deposit accounts and pricing certificates of deposit to provide customers with incentives to choose certificates of deposit with longer terms. In the current interest rate environment, however, longer-term certificates of deposit tend to be less attractive to depositors.

     In a rising interest rate environment, the Bank's net interest income would be adversely affected, as liabilities would reprice to higher market rates more quickly than assets. This effect would be compounded because the prepayment speeds of the Bank's long-term fixed-rate assets would decrease in a rising interest rate environment. Although the Bank could reduce its exposure to interest rate risk by investing a larger portion of its assets in short-term securities and adjustable-rate mortgage securities and by pursuing other strategies such as hedging and interest rate swap programs, management believes that the benefits of such a strategy would be outweighed by the cost of such programs, as well as by the loss of earnings from concentrating on short-term and adjustable-rate investments, which typically offer lower yields.

     The Bank has an Asset-Liability Management Committee which meets and reports monthly to the Board of Directors. The primary responsibility of the Asset-Liability Committee is to determine and monitor the level of interest rate risk that the Bank determines to be acceptable, and establish strategies and procedures to keep that risk within its specified limits. To that end, the Committee reviews and approves pricing and fee structures for all asset and liability products, and analyzes cash flow projections to calculate their collective impact on growth, capital, net interest income and market value of portfolio equity. The Committee regularly reviews the results of operations and makes recommendations to the Board of Directors, based on such analyses, to enhance both the Bank's interest rate risk position as well as its profitability.

     Net Portfolio Value. In 1993, the OTS adopted a rule which would incorporate an interest rate risk ("IRR") component into its risk-based capital rules. The IRR component is a dollar amount that would be deducted from regulatory capital for the purpose of calculating an institution's risk-based capital requirement. IRR is measured in terms of the sensitivity of the institution's NPV to changes in interest rates. NPV is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts. An institution's IRR would be measured as the change to its NPV as a result of a hypothetical 200 basis point instantaneous change in market interest rates. Under the adopted OTS rule, a resultant change in NPV of more than 2% of the estimated market value of an institution's assets would require the institution to deduct from its capital 50% of that excess change. In March 1995, the OTS announced that application of the revised rule was being suspended until further notice. Each calendar quarter, the OTS calculates the Bank's estimated NPV and the estimated effect on NPV of instantaneous and permanent 1% to 4% (100 to 400 basis points) increases and decreases in market interest rates. The calculations are based upon the OTS's assumptions regarding loan prepayment rates, deposit turnover and other factors affecting the repricing of assets and liabilities.

     The following table presents the Bank's NPV as of March 31, 1998.

        CHANGE IN
     INTEREST RATES
     IN BASIS POINTS                                      NPV AS % OF PORTFOLIO
      (RATE SHOCK)               NET PORTFOLIO VALUE         VALUE OF ASSETS
--------------------  ---------------------------------- -----------------------
                                                    %        NPV        %
                       AMOUNT       $ CHANGE      CHANGE    RATIO    CHANGE
                      ----------   -----------  --------  --------- ---------
                       (DOLLARS IN THOUSANDS)

         400           $47,596      $(37,921)    (44.0)%     8.06%    (5.10)%
         300            57,966       (26,921)    (32.0)      9.58     (3.58)
         200            68,205       (16,682)    (20.0)     11.01     (2.15)
         100            77,586        (7,301)     (9.0)     12.25     (0.91)
      Static            84,887            --      --        13.16         --
        (100)           89,758         4,871       6.0      13.71       0.55
        (200)           93,808         8,921      11.0      14.14       0.98
        (300)           98,603        13,716      16.0      14.64       1.48
        (400)          105,471        20,584      24.0      15.38       2.22

     Based upon the above calculations, the Bank is in compliance with the risk-based capital requirements of the regulations as of March 31, 1998. Based upon such calculations, a 200 basis point increase in interest rates would result in a 20.0% reduction in the value of the Bank's discounted cash flows, and the Bank would have been required to deduct $16.7 million from total capital for purposes of calculating the Bank's risk-based capital. As of March 31, 1998, without taking into effect the IRR component, the Bank had $79.5 million of risk-based capital, which exceeded the OTS minimum requirements by $60.7 million.

     Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV Table presented assumes that the composition of the Company's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV Table provides an indication of the Company's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Company's net interest income and will differ from actual results.

ANALYSIS OF NET INTEREST INCOME

     Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends on the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them.

AVERAGE BALANCE SHEET

     The following table sets forth certain information relating to the Bank's average balance sheet and reflects the average yield on assets and average cost of liabilities for the periods indicated and the average yields earned and rates paid. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods presented. Average balances are derived from month-end balances.


                                                                                   YEARS ENDED MARCH 31
                                              --------------------------------------------------------------------------------------
                                                         1998                         1997                         1996
                                              ---------------------------- ---------------------------- ----------------------------
                                                                   AVERAGE                      AVERAGE                     AVERAGE
                                      ACTUAL                      ANNUALIZED                   ANNUALIZED                 ANNUALIZED
                                     MARCH 31, AVERAGE             YIELD/   AVERAGE             YIELD/   AVERAGE            YIELD/
                                       1998   BALANCE  INTEREST    COST    BALANCE  INTEREST    COST    BALANCE  INTEREST   COST
                                     --------- -------  -------- ---------- -------  -------- ---------- -------  -------- ---------

Interest-earning assets:
 Mortgage loans(1).................  $208,723  $202,301   $17,117    8.46%  $205,744  $17,482     8.50% $197,206  $17,203     8.72%
 Consumer and other loans..........    26,742    30,842     2,628    8.52     29,227    2,462     8.42    23,614    1,993     8.44
 Mortgage-backed securities
  available for sale...............   274,652   257,351    15,490    6.02    213,222   12,422     5.83   104,186    5,674     5.45
 Mutual funds available for sale...        --        --        --      --     36,557    2,350     6.43    67,775    4,351     6.42
 Other investments available
   for sale(2).....................    88,126    72,012     3,809    5.29     83,311    4,375     5.25    75,180    4,007     5.33
 Investment securities and
   overnight Deposits with
   financial institutions(3) ......    29,639    24,864     1,816    4.31     31,199    2,035     6.52    75,889    4,082     5.38
                                     --------  --------   -------    ----   -------- --------    -----  --------  -------     ----
      Total interest-earning
        assets.....................   627,882   587,370    40,860    6.96    599,260   41,126     6.86   543,850   37,310     6.86
Noninterest-earning assets.........    18,176    19,339                       20,846                      21,031
                                     --------  --------                     --------                    --------
      Total assets.................  $646,058  $606,709                     $620,106                    $564,881
                                     ========  ========                     ========                    ========

Interest-bearing liabilities:
 Deposits(4).......................  $423,545  $432,684    19,980    4.62   $443,726   20,814     4.69  $446,300   20,761     4.65%
 Advances from FHLB and
   other borrowings................   115,380    87,652     4,892    5.59    120,557    6,655     5.52    61,410    3,082     5.02
                                     --------  --------   -------           --------  -------           --------  -------
      Total interest-bearing
        liabilities................   538,925   520,336    24,872    4.78    564,283   27,469     4.87   507,710   23,843     4.70
Noninterest-bearing liabilities....     8,484    11,194                        6,838                       5,861
                                     --------  --------                     --------                    --------
      Total liabilities............   547,409   531,530                      571,121                     513,571
Stockholders' equity...............    98,649    75,179                       48,985                      51,310
                                     --------  --------                     --------                    --------
      Total liabilities and
        stockholders' equity.......  $646,058  $606,709                     $620,106                    $564,881
                                     ========  ========                     ========                    ========
Net interest income................                       $15,988                     $13,657                     $13,467
                                                          =======                     =======                     =======
Net interest rate spread(5)........                                 2.18%                         1.99%                       2.16%
                                                                    ====                          ====                        ====
Net interest margin(6).............                                 2.72%                         2.28%                       2.48%
                                                                    ====                          ====                        ====
Ratio of average interest-
  earning assets to average
  interest-bearing liabilities.....                                 1.11x                         1.06x                       1.07x
                                                                    ====                          ====                        ====


-----------

(1) Includes one- to four-family residential real estate loans and commercial real estate loans.

(2)  Includes United States Government and agency obligations.

(3) Includes primarily short-term mutual funds, interest-earning deposits in other institutions, FHLB stock, and municipal and other agency obligations.

(4) At March 31, 1998, 1997 and 1996, included noninterest-bearing demand accounts of $14.7 million, $11.3 million and $8.3 million, respectively.

(5) Net interest rate spread represents the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities.

(6) Net interest margin represents net interest income as a percentage of average interest-earning assets.

RATE VOLUME ANALYSIS

     Net interest income can also be analyzed in terms of the impact of changing interest rates on interest-earning assets and interest-bearing liabilities and changing the volume or amount of these assets and liabilities. The following table represents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (change in volume multiplied by prior rate),
(ii) changes attributable to changes in rate (changes in rate multiplied by prior volume), and (iii) the net change. Changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate. Changes for the ten months ended March 31, 1995 have been calculated based on annualized interest income and expenses.


                                                                      YEAR ENDED                            YEAR ENDED
                                                                   MARCH 31, 1998 VS.                    MARCH 31, 1997 VS.
                                                                      YEAR ENDED                            YEAR ENDED
                                                                    MARCH 31, 1997                        MARCH 31, 1996
                                                           ---------------------------------     ---------------------------------
                                                                 INCREASE                              INCREASE
                                                                (DECREASE)                            (DECREASE)
                                                                  DUE TO                                DUE TO
                                                           --------------------                  ---------------------
                                                            VOLUME       RATE         NET         VOLUME       RATE         NET
                                                           ---------   --------    ---------     ---------   ---------   ---------
                                                                                        (IN THOUSANDS)
Interest-earning assets:
    Mortgage loans.....................................      $  (290)     $ (75)     $  (365)      $   725    $(446)     $   279
    Consumer and other loans...........................          137         29          166           474       (5)         469
    Mortgage-backed securities
      available for sale...............................        2,651        417        3,068         6,326      422        6,748
    Mutual funds available for sale....................       (2,350)        --       (2,350)       (2,008)       7       (2,001)
    Other investments available for sale...............         (536)       (30)        (566)          429      (61)         368
    Investment securities and overnight deposits
      with financial institutions and other ...........         (446)       227         (219)       (2,778)     731       (2,047)
                                                             -------      -----      -------       -------    -----      -------
       Total...........................................         (834)       568         (266)        3,168      648        3,816
                                                             -------      -----      -------       -------    -----      -------
Interest-bearing liabilities:
    Deposits...........................................         (521)      (313)        (834)         (122)     175           53
    Advances from FHLB
      and other borrowings.............................       (1,900)       137       (1,763)        3,238      335        3,573
                                                             -------      -----      -------       -------    -----      -------
       Total...........................................       (2,421)      (176)      (2,597)        3,116      510        3,626
                                                             -------      -----      -------       -------    -----      -------
Net change in net interest income......................      $(1,587)     $(744)     $(2,331)      $    52    $ 138      $   190
                                                             =======      =====      =======       =======    =====      =======




                                                                   YEAR ENDED MARCH 31,
                                                                 1996 VS. TEN MONTHS ENDED
                                                                       MARCH 31,1995
                                                             -------------------------------
                                                                    INCREASE
                                                                   (DECREASE)
                                                                     DUE TO
                                                             ----------------------
                                                              VOLUME        RATE      NET
                                                             ---------   ---------- --------
                                                                       (IN THOUSANDS)
Interest-earning assets:
    Mortgage loans.....................................      $ 1,356     $  (351)    $ 1,005
    Consumer and other loans...........................          275          (6)        269
    Mortgage-backed securities
      available for sale...............................        2,789         (27)      2,762
    Mutual funds available for sale....................         (245)        246           1
    Other investments available for sale...............          649        (177)        472
    Investment securities and overnight deposits
      with financial institutions and other ...........       (1,050)       (266)     (1,316)
                                                             -------     -------     -------
       Total...........................................        3,774        (581)      3,193
                                                             -------     -------     -------
Interest-bearing liabilities:
    Deposits...........................................         (446)      2,453       2,007
    Advances from FHLB
      and other borrowings.............................        2,823          17       2,840
                                                             -------     -------     -------
       Total...........................................        2,377       2,470       4,847
                                                             -------     -------     -------
Net change in net interest income......................      $ 1,397     $(3,051)    $(1,654)
                                                             =======     =======     =======


ITEM 8. FINANCIAL STATEMENTS


                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


                                                                           PAGE
                                                                          NUMBER
                                                                          ------
Independent Auditors' Report of KPMG Peat Marwick LLP .................     F-1

Consolidated Financial Statements:

  Consolidated Statements of Financial Condition --
     March 31, 1998 and 1997 ..........................................     F-2

  Consolidated Statements of Operations -- Years ended
     March 31, 1998, 1997 and 1996 ....................................     F-3

  Consolidated  Statements of Stockholders' Equity -- Years
     ended March 31, 1998, 1997 and 1996 ..............................     F-4

  Consolidated Statements of Cash Flows -- Years ended
     March 31, 1998, 1997 and 1996 ....................................     F-5

Notes to Consolidated Financial Statements ............................     F-6

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
Bayonne Bancshares, Inc.:

     We have audited the consolidated financial statements of Bayonne Bancshares, Inc. and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bayonne Bancshares, Inc. and subsidiaries as of March 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended March 31, 1998, 1997 and 1996 in conformity with generally accepted accounting principles.


                                               /s/  KPMG Peat Marwick LLP



Short Hills, New Jersey
April 27, 1998

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                             March 31, 1998 and 1997

                                 (in thousands)

                                                              1998        1997
                                                            --------    -------
                                     ASSETS
Cash and cash equivalents:
  Cash on hand and in banks ..............................  $  4,712      6,828
  Deposits with financial institutions ...................    11,900      8,500
  AMF short-term fund ....................................         5        144
                                                            --------    -------
           Total cash and cash equivalents ...............    16,617     15,472

Securities available for sale at market value
  (notes 4 and 10) .......................................   362,778    290,614
Securities held to maturity, estimated market value
  of $10,494 and $11,555 at March 31, 1998 and 1997,
  respectively (note 5) ..................................    10,274     11,277
Loans receivable, net (notes 6 and 10) ...................   235,465    235,624
Accrued interest receivable, net (note 7) ................     4,089      3,720
Federal Home Loan Bank stock, at cost ....................     7,460      7,460
Real estate acquired in settlement of loans ..............       330        364
Office properties and equipment, net (note 8) ............     5,351      5,812
Prepaid expenses .........................................       672        816
Other assets (note 11) ...................................     3,022      5,845
                                                            --------    -------
           Total assets ..................................  $646,058    577,004
                                                            ========    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits (note 9) ......................................   423,545    444,139
  Borrowings (notes 4 and 10) ............................   115,000     75,000
  Employee Stock Ownership Plan (ESOP) debt (note 12) ....       380        598
  Advance payment by borrowers for taxes and insurance ...     3,754      1,539
  Accrued expenses and other liabilities .................     4,730      7,649
                                                            --------    -------
           Total liabilities .............................   547,409    528,925
                                                            --------    -------
Stockholders' equity (notes 2, 3 and 12):
  Common stock, $0.01 par value. Authorized 20,000,000
    shares; issued and outstanding 9,088,581 and 8,991,079
    shares at March 31, 1998 and 1997, respectively ......        91         90
  Additional paid-in capital .............................    60,246     12,643
  Unallocated ESOP shares ................................    (4,081)      (598)
  Unamortized MRP shares .................................      (220)      (378)
  Retained earnings - substantially restricted ...........    43,702     40,658
  Net unrealized loss on securities available for
    sale, net of tax .....................................    (1,089)    (4,336)
                                                            --------    -------
           Total stockholders' equity ....................    98,649     48,079

Commitments and contingencies (note 14)...................
                                                            --------    -------
           Total liabilities and stockholders' equity ....  $646,058    577,004
                                                            ========    =======


          See accompanying notes to consolidated financial statements.

                                       BAYONNE BANCSHARES, INC.
                                           AND SUBSIDIARIES

                                 Consolidated Statements of Operations

                           For the Years ended March 31, 1998, 1997 and 1996

                                            (in thousands)

                                                                             1998       1997       1996
                                                                           -------     ------     ------
Interest and dividend income:
    Loans .............................................................    $19,745     19,944     19,196
    Securities available for sale .....................................     19,299     19,147     14,032
    Securities held to maturity .......................................      1,210      1,240      3,827
    Deposits with financial institutions ..............................        606        795        254
                                                                           -------     ------     ------
        Total interest and dividend income ............................     40,860     41,126     37,309
                                                                           -------     ------     ------
Interest expense:
    Interest on deposits (note 9) .....................................     19,980     20,814     20,760
    Interest on borrowings ............................................      4,892      6,655      3,082
                                                                           -------     ------     ------
         Total interest expense .......................................     24,872     27,469     23,842
                                                                           -------     ------     ------
         Net interest income ..........................................     15,988     13,657     13,467
Provision for loan losses (note 6) ....................................        180        320        450
                                                                           -------     ------     ------
         Net interest income after provision for loan losses ..........     15,808     13,337     13,017
                                                                           -------     ------     ------
Noninterest income (loss):
    Loan fees and service charges .....................................        238        294        307
    Loss on securities available for sale, net (note 4) ...............         (5)    (2,878)    (2,217)
    Loss on sales of real estate acquired in settlement of loans ......         (9)       (92)        (7)
    Loss from real estate operations, net .............................       --          (26)       (25)
    Other .............................................................      1,119        906        729
                                                                           -------     ------     ------
         Total noninterest income (loss) ..............................      1,343     (1,796)    (1,213)
                                                                           -------     ------     ------
Operating expenses:
    Compensation and employee benefits (notes 12 and 13) ..............      5,619      7,184      5,821
    Occupancy .........................................................        771        773        802
    Equipment .........................................................      1,229      1,135      1,092
    Advertising and promotion .........................................         97         69        176
    Federal insurance premiums ........................................        569        974      1,163
    SAIF assessment (note 17) .........................................       --        2,895       --
    Other .............................................................      1,885      1,572      1,761
                                                                           -------     ------     ------
         Total operating expenses .....................................     10,170     14,602     10,815
                                                                           -------     ------     ------
         Income (loss) before income tax expense ......................      6,981     (3,061)       989
Income tax expense (note 11) ..........................................      2,602        154        374
                                                                           -------     ------     ------
         Net income (loss) ............................................    $ 4,379     (3,215)       615
                                                                           =======     ======     ======
Basic earnings (loss) per share (note 20) .............................    $  0.49      (0.37)      0.07
                                                                           =======     ======     ======
Diluted earnings (loss) per share (note 20) ...........................    $  0.49      (0.37)      0.07
                                                                           =======     ======     ======


                     See accompanying notes to consolidated financial statements.

                                                     BAYONNE BANCSHARES, INC.
                                                         AND SUBSIDIARIES

                                         Consolidated Statements of Stockholders' Equity

                                        For the years ended March 31, 1998, 1997 and 1996

                                                          (in thousands)

                                                                                                                 Net
                                                                                                 Retained     unrealized
                                                                            Unallo-    Unamor-   earnings--    loss on      Total
                                                                Additional   cated      tized     substan-    securities    stock-
                                                      Common     paid-in     ESOP        MRP       tially      available   holders'
                                                      stock      capital    shares     shares    restricted    for sale     equity
                                                      -----      -------    ------     ------    ----------    --------     ------
Balance at March 31, 1995 .........................   $  89      11,721     (1,032)       --       44,669      (8,822)      46,625

  Net income for the year .........................     --          --         --         --          615         --           615
  Amortization of ESOP ............................     --          110        217        --          --          --           327
  Common stock issued to MRP ......................       1         581        --       (582)         --          --           --
  Amortization of MRP .............................     --           20        --         87          --          --           107
  Dividends declared at $0.50 per share ...........     --          --         --         --         (709)        --          (709)
  Net change in unrealized losses on
    securities available for sale, net
    of income tax expense of $1,016 ...............     --          --         --         --          --        2,554        2,554
                                                      -----      ------     ------      ----       ------      ------       ------
Balance at March 31, 1996 .........................      90      12,432       (815)     (495)      44,575      (6,268)      49,519

  Net loss for the year ...........................     --          --         --         --       (3,215)        --        (3,215)
  Amortization of ESOP ............................     --          156        217        --          --          --           373
  Amortization of MRP .............................     --           37        --        117          --          --           154
  Dividends declared at $0.50 per share ...........     --          --         --         --         (702)        --          (702)
  Exercise of stock options .......................     --           18        --         --          --          --            18
  Net change in unrealized losses on
    securities available for sale, net
    of income tax expense of $657 .................     --          --         --         --          --        1,932        1,932
                                                      -----      ------     ------      ----       ------      ------       ------
Balance at March 31, 1997 .........................      90      12,643       (598)     (378)      40,658      (4,336)      48,079

  Net income for the year .........................     --          --         --         --        4,379         --         4,379
  Amortization of ESOP ............................     --          562        412        --          --          --           974
  Amortization of MRP .............................     --          224        --        158          --          --           382
  Dividends declared at $0.2525 per share .........     --          --         --         --       (1,335)        --        (1,335)
  Exercise of stock options .......................       1         351        --         --          --          --           352
  Net change in unrealized losses on
    securities available for sale, net
    of income tax benefit of $1,771 ...............     --          --         --         --          --        3,247        3,247
  Establishment of secondary ESOP (Note 12)........     --          --      (3,895)       --          --          --        (3,895)
  Issuance and exchange of common stock as a
    result of the conversion/reorganization .......     --       46,466        --         --          --          --        46,466
                                                      -----      ------     ------      ----       ------      ------       ------
Balance at March 31, 1998 .........................   $  91      60,246     (4,081)     (220)      43,702      (1,089)      98,649
                                                      =====      ======     ======      ====       ======      ======       ======


                                  See accompanying notes to consolidated financial statements.

                                              BAYONNE BANCSHARES, INC.
                                                  AND SUBSIDIARIES

                                        Consolidated Statements of Cash Flows

                                  For the Years ended March 31, 1998, 1997 and 1996

                                                   (in thousands)

                                                                                     1998         1997         1996
                                                                                   --------     --------     --------
Cash flows from operating activities:
    Net income (loss) ..........................................................   $  4,379       (3,215)         615
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation of office properties and equipment .......................        510          705          528
         Loss on securities available for sale, net ............................          5        2,878        2,217
         Loss on sales of real estate acquired in settlement of loans ..........          9           92            7
         Provision for loan losses .............................................        180          320          450
         Proceeds from sales of real estate acquired in settlement of loans ....        671          446          296
         Amortization of ESOP and MRP shares ...................................      1,356          527          435
         Amortization (accretion) of premiums and discounts on
            investment securities and mortgage-backed securities ...............      1,111          (44)          15
         Net decrease (increase) in deferred loan fees .........................        213          209          (65)
         Net (increase) decrease in accrued interest receivable, net ...........       (369)          24         (540)
         Net decrease (increase) in prepaid expenses ...........................        144         (353)         363
         Net decrease (increase) in other assets ...............................      1,051       (1,360)         345
         Net (decrease) increase in accrued expenses and other liabilities .....     (2,919)       3,074         (241)
                                                                                   --------     --------     --------
              Total adjustments ................................................      1,962        6,518        3,810
                                                                                   --------     --------     --------
              Net cash provided by operating activities ........................      6,341        3,303        4,425
                                                                                   --------     --------     --------
Cash flows from investing activities:
    Increase in loans receivable ...............................................       (577)     (13,003)      (5,953)
    Purchase of investments held to maturity ...................................       --           --        (10,000)
    Principal payments and maturities of investments held to maturity ..........        975           78       42,853
    Principal payments and proceeds from maturities of securities
       available for sale ......................................................     74,139       25,725        5,000
    Proceeds from sales of securities available for sale .......................       --        159,548       25,871
    Purchases of securities available for sale .................................    142,675)     (94,260)    (187,221)
    Sale (purchase) of Federal Home Loan Bank stock ............................       --             66       (5,612)
    Purchases of premises and equipment ........................................        (49)        (517)        (141)
                                                                                   --------     --------     --------
              Net cash (used in) provided by investing activities ..............    (68,187)      77,637     (135,203)
                                                                                   --------     --------     --------
Cash flows from financing activities:
    Net (decrease) increase in deposits ........................................    (20,594)      (1,285)       1,044
    Net increase (decrease) in advance payments by borrowers
       for taxes and insurance .................................................      2,215          446         (199)
    Increase (decrease) in borrowings ..........................................     40,000      (75,519)     136,519
    Payment on ESOP debt .......................................................       (218)        (217)        (217)
    Net proceeds of stock offering .............................................     46,466         --           --
    Stock options exercised ....................................................        352           18         --
    Dividends paid .............................................................     (1,335)        (702)        (690)
    Establishment of secondary ESOP ............................................     (3,895)        --           --
                                                                                   --------     --------     --------
              Net cash provided by (used in) financing activities ..............     62,991      (77,259)     136,457
                                                                                   --------     --------     --------
Net increase in cash and cash equivalents ......................................      1,145        3,681        5,679
Cash and cash equivalents at beginning of year .................................     15,472       11,791        6,112
                                                                                   --------     --------     --------
Cash and cash equivalents at end of year .......................................   $ 16,617       15,472       11,791
                                                                                   ========     ========     ========
Supplemental schedule of noncash investing and financing activities:
    Real estate acquired in settlement of loans ................................   $    646          878           94
                                                                                   ========     ========     ========
    Taxes paid (received) ......................................................   $  1,580        1,150         (210)
                                                                                   ========     ========     ========
    Interest paid ..............................................................   $ 24,494       27,193       23,780
                                                                                   ========     ========     ========
    Transfer from HTM to AFS ...................................................   $   --           --         50,000
                                                                                   ========     ========     ========
    Implementation of MRP ......................................................   $   --           --            682
                                                                                   ========     ========     ========


                            See accompanying notes to consolidated financial statements.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                          March 31, 1998, 1997 and 1996


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of Bayonne Bancshares, Inc. (the Company) and its subsidiaries, First Savings Bank of New Jersey (the Bank), Bayonne Old Mill Service Corp., Bayonne Service Corp. and The Final Bayonne Service Corp. As of March 31, 1998, Bayonne Service Corp. and The Final Bayonne Service Corp. are inactive, and Bayonne Service Corp. through the Bayonne First Investment Center sells non-insured investment products such as annuities and mutual funds. All significant intercompany balances and transactions have been eliminated in consolidation.

      BUSINESS

      The Company provides a full range of banking services to individual and corporate customers in New Jersey. The Company is subject to competition from other financial institutions and to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

      The following are the significant accounting policies which were followed in preparing and presenting these consolidated financial statements.

      BASIS OF FINANCIAL STATEMENT PRESENTATION

      The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the consolidated statements of financial condition and operations. Actual results could differ significantly from those estimates.

      Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowance for loan losses, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, management generally obtains independent appraisals for significant properties.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(1), CONTINUED

      A substantial portion of the Company's loans are secured by real estate in the New Jersey market. In addition, although not significant, real estate owned is located in that same market. Accordingly, as with most financial institutions in the market area, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of real estate owned are susceptible to changes in market conditions.

      INVESTMENT AND MORTGAGE-BACKED SECURITIES

      Securities are classified as either available for sale or held to maturity, based upon the Company's intent and ability to hold such securities. Securities available for sale include debt and mortgage-backed securities that are held for an indefinite period of time and are not intended to be held to maturity. Securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other factors related thereto. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) on such securities are excluded from earnings but are included in stockholders' equity. Upon realization, such gains and losses will be included in earnings using the specific identification method. Management determines the appropriate classification of investment and mortgage-backed securities as either available for sale or held to maturity at the purchase date. Investment securities and mortgage-backed securities, other than those designated as available for sale or trading, are comprised of debt securities that the Company has the positive intent and ability to hold to maturity. These securities held to maturity are carried at cost, adjusted for amortization of premiums and accretion of discounts using the level-yield method over the estimated lives of the securities.

      LOANS RECEIVABLE

      Loans are carried at their unpaid principal amount, less unearned discounts, net of deferred loan origination fees and costs and commitment fees. Unearned discounts are recognized over the contractual lives of the loans using the level-yield method.

      The accrual of interest income and amortization of deferred fee income on loans is generally discontinued when a loan is past due 120 days or more, or when certain factors indicate reasonable doubt as to the timely collectibility of such income. Real estate loans are placed on a non-accrual status when either principal or interest is 120 days or more past due. Delinquent consumer loans generally are not placed on non-accrual status, but continue to accrue until charged-off. Delinquent consumer loans are charged-off when it appears no longer reasonable or probable that the loan will be collected. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Interest income is recognized subsequently only in the period collected. Loans are returned to an accrual status when factors indicating doubtful collectibility on a timely basis no longer exist.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(1), CONTINUED

      ALLOWANCE FOR LOAN LOSSES

      A provision for loan losses is charged to operations based on management's evaluation of the credit risk in its portfolio. Such evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated net realizable value of the underlying collateral, economic conditions and other matters which warrant consideration.

      Management believes that the allowance for losses on loans is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions in their market area. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

      LOAN IMPAIRMENT

      The Company defined the population of impaired loans to include nonaccrual commercial and commercial mortgage loans. Smaller balance homogeneous loans that are collectively evaluated for impairment such as residential mortgage loans are specifically excluded from the impaired loan portfolio. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

      LOAN ORIGINATION FEES AND COSTS

      Loan origination fees, net of certain direct loan origination costs, are deferred and amortized into income over the lives of the related loans as an adjustment to the related loan yields.

      LOAN SERVICING

      The Company services real estate loans for investors which are not included in the accompanying consolidated statements of financial condition. Net fees earned for servicing loans are reported as income when the related mortgage loan payments are collected and are not significant. Loan servicing costs are charged to expense as incurred.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(1), CONTINUED

      REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

      When properties are acquired through foreclosure or by deed in lieu of foreclosure, they are transferred at estimated fair value, and any required write-downs are charged to the allowance for loan losses. Subsequently, such properties are carried at the lower of the adjusted cost or fair value less estimated selling costs. Estimated fair value of the property is generally based on an appraisal. Subsequent declines in estimated fair value, if any, are charged to operations through an increase to the allowance for real estate losses. Provisions for real estate losses were zero for the years ended March 31, 1998, 1997 and 1996. Certain costs incurred in preparing properties for sale are capitalized. Expenses of holding foreclosed properties, net of other income, are charged to operations as incurred. Gains and losses from sales of such properties are recognized as incurred.

      OFFICE PROPERTIES AND EQUIPMENT

      Depreciation on office properties and equipment, exclusive of land, is computed using the straight-line method over the estimated useful lives of the assets. Maintenance and repairs are charged to expense, improvements are capitalized and gains or losses on disposals are credited or charged to operations. The Company depreciates buildings over a period of 10 to 40 years and equipment over a period of 3 to 10 years.

      INCOME TAXES

      The Company accounts for income taxes based upon the asset and liability method which requires that deferred tax assets and liabilities be recognized for the future tax consequences attributable to differences between the financial statement carrying value amounts of existing assets and liabilities and their respective tax basis.

      PENSION PLANS

      The Company maintains a noncontributory defined benefit pension plan for the benefit of all eligible employees. It is the Bank's policy to fund the plan in an amount equal to at least the minimum contribution required by the Employee Retirement Income Security Act of 1974 (ERISA).

      OTHER POSTRETIREMENT BENEFIT PLANS

      In addition to the Company's defined benefit plan, the Company provides a retiree medical insurance plan to its retirees. The plan is first available to retirees at the age of 60 years and with 30 years of service to the Company. The Company recognizes expense associated with retirement medical insurance plan based upon the accrual method through the use of actuarial determined data.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(1), CONTINUED

      CONSOLIDATED STATEMENTS OF CASH FLOWS

      The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. For purposes of the consolidated statements of cash flows, cash equivalents consist of deposits in other financial institutions and short-term mutual funds.

      EARNINGS PER SHARE

      Basic earnings per common share is calculated by dividing net income by the average daily number of common shares outstanding during the period. Common stock equivalents are not included in the calculation.

      Diluted earnings per common share is computed similar to that of the basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potential dilutive common shares were issued.

      As discussed in Note 2, the Company completed a conversion and reorganization, which included the exchange of previously outstanding shares for new shares of the stock holding company, Bayonne Bancshares, Inc., at an exchange ratio of 2.933 to 1. All historic share and per share information has been adjusted to reflect this change unless otherwise noted.

      RECLASSIFICATIONS

      Certain reclassifications have been made to the 1997 and 1996 amounts to conform to the 1998 presentation.

(2) PLAN OF REORGANIZATION AND STOCK ISSUANCE

      In December 1993, the Board of Directors of the Bank unanimously adopted the Plan of Reorganization from a Mutual Savings and Loan Association to a Mutual Holding Company and Stock Issuance Plan, which plan was subsequently amended (as amended, the Plan). Pursuant to the Plan, the Bank reorganized from a New Jersey chartered mutual savings and loan association into a Federal mutual holding company and concurrently formed a New Jersey chartered capital stock savings and loan association subsidiary.

      Following the completion of the reorganization, all depositors who had membership or liquidation rights with respect to the Bank as of the effective date of the reorganization will continue to have such rights solely with respect to the holding company so long as they continue to hold deposit accounts with the Bank. In addition, all persons who become depositors of the Bank subsequent to the reorganization will have such membership and liquidation rights with respect to the holding company. Borrower members of the Bank at the time of the reorganization will have the same membership rights in the holding company that they had in the Bank immediately prior to the reorganization so long as their existing borrowings remain outstanding. Borrowers will not receive membership rights in connection with any new borrowings made after the reorganization.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2), CONTINUED

      As part of the reorganization, the Bank was authorized to offer stock in one or more offerings, up to a maximum of 49.9% of the issued and outstanding shares of its common stock.

      On January 9, 1995, the Bank completed its minority stock offering whereby the Bank issued 1,358,015 shares at $10 per share (3,983,058 shares at $3.41 after the exchange ratio discussed below) for a total of $13.6 million, which represents a minority ownership of 45% of the Bank based upon its valuation by an independent appraiser. The net proceeds of the stock offering (IPO), after reflecting offering expenses of $1.6 million, were $12.0 million. The initial proceeds were added to the Bank's general funds to be used for general corporate purposes.

      In December 1996, the Board of Directors of Bayonne Bancshares, M.H.C., the mutual holding company of the Bank, adopted a proposed Plan of Conversion to convert Bayonne Bancshares, M.H.C. to stock form and to reorganize Bayonne Bancshares, M.H.C., and the Bank by forming a new stock Delaware corporation to become the parent company of the Bank.

      On August 22, 1997, Bayonne Bancshares, Inc. completed the Conversion and Reorganization of First Savings Bank of New Jersey, SLA and its former mutual holding company by selling 4,869,190 shares of common stock to certain depositors and borrowers of the Bank at a price of $10.00 per share. In addition, approximately 1,410,735 shares of common stock with the Bank held by public stockholders were exchanged for common stock of Bayonne Bancshares, Inc. at a ratio of 2.933 shares of common stock of the Company for each share of the Bank. All historical share and per share information has been adjusted to reflect the exchange ratio unless otherwise noted. The net proceeds of the stock offering, after reflecting offering expenses of $2,426,000 and contribution of $200,000 from its former mutual holding company were $46,466,000.

      The Bank has established a liquidation account in an amount equal to its equity as reflected in the statement of financial condition prior to the completion of the conversion. The liquidation account will be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually, to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's or supplemental eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance of the liquidation account at March 31, 1998 was $41.3 million.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(2), CONTINUED

      Subsequent to the conversion, the Company may not declare or pay cash dividends on or repurchase any of its shares of common stock if the effect thereof would cause equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirement.

(3) REGULATORY MATTERS

      Capital distributions, in the form of any dividend paid or other distribution in cash or in kind, are limited by the OTS. A Tier 1 association, which is defined as an association that has capital immediately prior to a proposed capital distribution that is equal to or greater than the amount of its fully phased-in capital requirement, is authorized to make capital distributions during a calendar year up to the higher of 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. The Bank is a Tier 1 association.

      The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was signed into law on August 9, 1989 and the regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions, including a new deposit insurance system, increased deposit insurance premiums, and restricted investment activities with respect to non-investment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

      The foregoing capital ratios are based in part on specific quantitative measures of assets, liabilities and certain off-balance sheet items are calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the OTS about capital components, risk weightings and other factors.

      Management believes that, as of March 31, 1998, the Bank meets all capital adequacy requirements to which it is subject. Further, the most recent OTS notification categorized the Bank as a well-capitalized institution under the prompt corrective action regulations. There have been no conditions or events since that notification that management believes have changed the Bank's capital classification.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3), CONTINUED

      The following is a summary of the Bank's actual capital amounts and ratios as of March 31, 1998 and 1997, compared to the OTS minimum capital adequacy requirements and classification as a well-capitalized institution:

                                                                  OTS Requirements
                                                      ------------------------------------------
                                                                                   For
                                                                               Classification
                                  Association              Minimum                as Well-
                                     Actual            Capital Adequacy         Capitalized
                              -------------------     ------------------     -------------------
                               Amount      Ratio       Amount     Ratio       Amount      Ratio
                              -------     -------     -------    -------     -------     -------
                                                    (dollars in thousands)

March 31, 1998:
   Tangible capital ........  $76,563      12.01     $ 9,562       1.50      $   --          --
   Tier I (core) capital ...   76,563      12.01      25,500       4.00       31,875        5.00
   Risk-based capital:
     Tier I ................   76,563      32.60         --         --        14,091        6.00
     Total .................   79,501      33.85      18,790       8.00       23,486       10.00

March 31, 1997:
   Tangible capital ........  $52,260       8.99     $ 8,720       1.50      $   --          --
   Tier I (core) capital ...   52,260       8.99      17,440       3.00       29,067        5.00
   Risk-based capital:
     Tier I ................   52,260      24.06         --         --        13,034        6.00
     Total .................   54,975      25.31      17,379       8.00       21,724       10.00



      The following provides a reconciliation of the Bank's stockholders' equity to regulatory capital at March 31, 1998 (in thousands):

         Stockholders' equity ......................................    $75,539
         Plus: Unrealized loss on securities
               available for sale, net of tax ......................      1,184
         Less: Investments in subsidiaries .........................       (160)
                                                                         -------
               Tangible/core capital ...............................     76,563
         Plus: Allowance for loan losses ...........................      2,938
                                                                         -------
               Total risk based capital ............................     $79,501
                                                                         =======

      The Federal Deposit Insurance Corporation Improvement Act (FDICIA) was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions, and new regulations concerning internal controls, accounting and operations.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(3), CONTINUED

      New Jersey banking statutes further restrict the amounts of dividends paid by the Company or the Bank on its common stock to an amount which, following the payments of such dividends, will not reduce paid-in capital and retained earnings to an amount less than 50% of common stock or the payment of such dividend will not reduce the statutory surplus of the Bank.

      During the year ended March 31, 1998, the Company declared cash dividends to holders of common stock of the Bank amounting to $0.2525 per share. The Bank's mutual holding company waived the receipt of the cash dividends paid by the Bank through August 1997. Total cumulative waived dividends amount to $2.1 million through August 22, 1997, the date of the reorganization of the Bank into a stock corporation.

(4) SECURITIES AVAILABLE FOR SALE

      Securities available for sale at March 31, 1998 and 1997 are summarized as follows (in thousands):

                                                    Gross      Gross
                                      Amortized  unrealized  unrealized  Market
                                         cost       gains      losses     value
                                      ---------  ----------  ----------  -------
March 31, 1998:
  U.S. Government and agency
    obligations ....................   $ 69,965       --         449     69,516
  Mortgage-backed securities:
    GNMA ...........................     63,423        49        175     63,297
    FNMA ...........................     68,472       190        273     68,389
    FHLMC ..........................    117,945        83      1,084    116,944
    CMOs (FHLMC and FNMA) ..........      9,512       --          84      9,428
      Private issue ................     16,688       --          94     16,594
  Other investment securities ......     18,528       137         55     18,610
                                       --------       ---      -----    -------
                                       $364,533       459      2,214    362,778
                                       ========       ===      =====    =======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(4), CONTINUED

                                                    Gross      Gross
                                      Amortized  unrealized  unrealized  Market
                                         cost       gains      losses     value
                                      ---------  ----------  ----------  -------
March 31, 1997:
  U.S. Government and agency
    obligations ....................   $ 69,945       --        2,311     67,634
  Mortgage-backed securities:
    GNMA ...........................     30,110       --          398     29,712
    FNMA ...........................     41,767       71          229     41,609
    FHLMC ..........................    118,152       43        2,820    115,375
    CMOs (FHLMC and FNMA) ..........     12,751       --          430     12,321
    Private issue ..................     24,661       --          698     23,963
                                       --------      ---        -----    -------
                                       $297,386      114        6,886    290,614
                                       ========      ===        =====    =======


      The amortized cost and market value of securities available for sale at March 31, 1998 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                             Amortized    Market
                                                                cost      value
                                                              --------    ------
        Due after one year through five years ............    $ 51,999    51,797
        Due after five years through ten years ...........      14,974    14,740
        Due after ten years ..............................       2,992     2,979
                                                              --------    ------
        Mortgage-backed securities .......................     276,040   274,652
        Other investment securities ......................      18,528    18,610
                                                              --------   -------
                                                              $364,533   362,778
                                                              ========   =======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(4), CONTINUED

      During the years ended March 31, 1998, 1997 and 1996, proceeds from sales of securities available for sale of $0, $159.5 million and $25.9 million, respectively, were received, resulting in gross gains of $0, $486,000 and $296,000, respectively, and gross losses of $0, $3.4 million and $2.5 million, respectively.

      Pledged securities, under reverse repurchase agreements and advances included above, amount to $72.7 million and had an estimated market value of $72.7 million at March 31, 1998. The securities are predominantly United States Government agency securities and are under the joint control of the Bank and the counter party to the agreements at year end.

(5) SECURITIES HELD TO MATURITY

      Securities held to maturity at March 31, 1998 and 1997 are summarized as follows (in thousands):


                                                    Gross      Gross
                                      Amortized  unrealized  unrealized  Market
                                         cost       gains      losses     value
                                      ---------  ----------  ----------  -------
March 31, 1998:
  Tax-exempt obligations .........     $ 2,344       130         --       2,474
  U.S. Government and
    agency obligations ...........       7,930        90         --       8,020
                                       -------       ---        ----     ------
                                       $10,274       220         --      10,494
                                       =======       ===        ====     ======

March 31, 1997:
  Tax-exempt obligations .........       2,422       105         --       2,527
  U.S. Government and
    agency obligations ...........       8,855       174          1       9,028
                                       -------       ---        ----     ------
                                       $11,277       279          1      11,555
                                       =======       ===        ====     ======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(5), CONTINUED

      The amortized cost and market value of securities held to maturity at March 31, 1998 by contractual maturity are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                             Amortized    Market
                                                                cost      value
                                                              -------    -------
      Due with one year ..................................    $ 8,030      8,120
      Due after one year through five years ..............        --         --
      Due after five years through ten years .............        981      1,055
      Due after ten years ................................      1,263      1,319
                                                              -------    -------
                                                              $10,274     10,494
                                                              =======    =======

(6) LOANS RECEIVABLE, NET

      A summary of loans receivable at March 31, 1998 and 1997 is as follows (in thousands):

                                                               1998       1997
                                                             --------   -------
      Real estate loans:
        One- to four-family residential ..................   $187,184   197,819
        Multifamily and commercial .......................     25,815    14,330
                                                             --------   -------
          Total real estate loans ........................    212,149   212,149
                                                             --------   -------
      Consumer loans:
        Home equity loans ................................     26,180    27,740
        Passbook .........................................        371       277
        Other ............................................        489       450
                                                             --------   -------
          Total consumer loans ...........................    270,040    28,467
                                                             --------   -------
          Total loans ....................................    240,039   240,616
      Unearned discounts and deferred fees ...............     (1,621)   (1,834)
      Allowance for loan losses ..........................     (2,953)   (3,158)
                                                             --------   -------
                                                             $235,465   235,624
                                                             ========   =======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(6), CONTINUED

      A summary of the activity in the allowance for loan losses for the years ended March 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                      1998       1997      1996
                                                     ------     -----     -----
      Allowance for loan losses
        at beginning of year ..................      $3,158     2,979     2,677
      Provision for loan losses ...............         180       320       450
      Charge-offs, net ........................        (385)     (141)     (148)
                                                     ------     -----     -----
      Allowance for loan losses
        at end of year ........................      $2,953     3,158     2,979
                                                     ======     =====     =====

      Nonaccrual loans totaled $3.0 million, $4.2 million and $4.8 million at March 31, 1998, 1997 and 1996, respectively. The amount of interest income on nonaccrual loans, which would have been recorded had these loans continued to pay interest at the original contract rate, was approximately $385,000, $517,000 and $468,000 for the years ended March 31, 1998, 1997 and 1996, respectively. In addition, at March 31, 1998, 1997 and 1996, loans receivable 120 days delinquent and accruing interest totaled $188,000, $87,000 and $456,000 respectively.

      The recorded investment in loans receivable considered impaired under the provisions of SFAS 114, as adopted, was approximately $1,758,000 and $2,399,000 at March 31, 1998 and 1997, respectively. Specific allowances associated with impaired loans totalled $479,000 and $716,000 at March 31, 1998 and 1997, respectively.

      At March 31, 1998 and 1997, loans to officers and directors amounted to approximately $1.3 million and $1.4 million, respectively. All loans were performing according to their terms.

      At March 31, 1998, 1997 and 1996, first mortgage loans serviced by the Bank for investors amounted to approximately $11.5 million, $14.4 million and $18.1 million, respectively.

(7) ACCRUED INTEREST RECEIVABLE

      A summary of accrued interest receivable at March 31, 1998 and 1997 is as follows (in thousands):

                                                                 1998      1997
                                                                ------    -----
      Loans .................................................   $1,470    1,608
      Mortgage-backed securities ............................    1,526    1,207
      Investment securities .................................    1,093      905
                                                                ------    -----
                                                                $4,089    3,720
                                                                ======    =====

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(8) OFFICE PROPERTIES AND EQUIPMENT, NET

      Office properties and equipment at March 31, 1998 and 1997 are summarized as follows (in thousands):

                                                        1998       1997
                                                      -------    ------
      Land ........................................   $ 1,693     1,693
      Building and improvements ...................     5,260     5,253
      Furniture, equipment and automobiles ........     3,293     3,251
                                                      -------    ------
                                                       10,246    10,197
      Less accumulated depreciation
        and amortization ..........................     4,895     4,385
                                                      -------    ------
                                                      $ 5,351     5,812
                                                      =======     =====

(9) DEPOSITS

      Deposits at March 31, 1998 and 1997 are summarized as follows (in thousands):

                                                 1998                                       1997
                             -----------------------------------------   -----------------------------------------
                             Interest    Weighted                        Interest   Weighted
                               rate      average                           rate      average
                               range      rate      Amount       %         range      rate      Amount        %
                             --------   --------   --------   --------   --------   --------   --------   --------
Types of deposits:
  Passbooks ...............    2.92%      2.92%    $128,711     30.4       2.92%      2.92%    $133,817     30.13
  NOW accounts ............    2.44       2.44       34,074      8.0       2.44       2.44       31,576      7.11
  Money market
    deposit accounts ......    2.44       2.44       13,019      3.1       2.44       2.44       15,277      3.44
  Noninterest-bearing
    demand ................     --         --        14,640      3.5        --         --        11,264      2.54
  Club accounts ...........     --         --           791       .2        --         --           642      0.14
                                                   --------    -----                           --------    ------
                                                    191,235     45.2                            192,576     43.36
Certificates of deposit ... 3.21-9.40    5.95       232,310     54.8     3.21-9.50    6.41      251,563     56.64
                            =========    ====      --------    ------    =========    ====     --------    ------
     Total deposits .......                        $423,545    100.00                          $444,139    100.00
                                                   ========    ======                          ========    ======


      Certificates of deposit at March 31, 1998 have scheduled maturities as follows (in thousands):

          Within one year ...............................    $179,680
          One to three years ............................      45,600
          Three to five years ...........................       7,030
          Thereafter ....................................         --
                                                             --------
                                                             $232,310
                                                             ========

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(9), CONTINUED

      Interest expense on deposits for the years ended March 31, 1998, 1997 and 1996 is comprised of the following (in thousands):


                                                      1998      1997      1996
                                                    -------    ------    ------
      Regular, club and certificates
        of deposit ..............................   $18,763    19,671    19,611
      NOW and money market checking .............     1,217     1,143     1,149
                                                    -------    ------    ------
                                                    $19,980    20,814    20,760
                                                    =======    ======    ======

      Time deposits of $100,000 or more totaled approximately $37.8 million and $45.7 million as of March 31, 1998 and 1997, respectively.

(10) BORROWINGS

      Short-term borrowings are summarized as follows (in thousands):

                                                       1998          1997
                                                     --------       ------
      FHLB advances ..............................   $ 85,000       45,000
      Securities sold under agreements
        to repurchase ............................     30,000       30,000
                                                     --------       ------
          Total borrowings .......................   $115,000       75,000
                                                     ========       ======

      The FHLB advances are as follows at March 31, 1998 (in thousands):


                           Available      Drawn       Rate      Maturity
                           ---------      -----       ----      --------
      Term loans: .......   $10,000      10,000      5.590%     Jan. 1999
                             25,000      25,000      5.565      Nov. 2001
                             50,000      50,000      5.420      Feb. 2008
                            -------      ------
         Total ..........   $85,000      85,000
                            =======      ======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(10), CONTINUED

      The advances are secured by certain mortgage loans under a blanket collateral agreement. The maximum amount outstanding under such agreements during fiscal 1998 was $85 million and the average amount outstanding for fiscal 1998 was $57,692,000.

      The securities sold under agreements to repurchase at March 31, 1998 are as follows (in thousands):


      Counter party                           Amount       Rate     Maturity
      -------------                          -------       ----     ---------
      Morgan Stanley ....................    $15,000      5.90%     Dec. 2002
      FHLB of New York ..................     15,000      5.72      Nov.1998
                                             -------
           Total ........................    $30,000
                                             =======

      The securities sold under agreements to repurchase are secured by U.S. Government and agency obligations and mortgage-backed securities. The maximum amount outstanding under such agreements during fiscal 1998 was $33,950,000 and the average amount outstanding for fiscal 1998 was $29,454,000.

(11) INCOME TAXES

      Income tax expense for the years ended March 31, 1998, 1997 and 1996 is comprised of the following components (in thousands):


                                                   1998        1997       1996
                                                  ------       ----       ----
      Current income tax expense:
        Federal ..............................    $  836        579        87
        State ................................       305         80        15
                                                  ------       ----       ---
                                                   1,141        659       102
                                                  ------       ----       ---
      Deferred income tax expense (benefit):
        Federal ..............................     1,517       (476)      257
        State ................................       (56)       (29)       15
                                                  ------       ----       ---
                                                   1,461       (505)      272
                                                  ------       ----       ---
         Total income tax expense ............    $2,602        154       374
                                                  ======        ===       ===

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(11), CONTINUED

      A reconciliation between the expected amount computed using the applicable statutory Federal income tax rate and the effective income tax expense (benefit) for the years ended March 31, 1998, 1997 and 1996 is as follows (in thousands):

                                                      1998       1997      1996
                                                     ------     -------    ----
Income (loss) before income taxes ................   $6,981     (3,061)     989
Applicable statutory Federal tax rate ............       34%        34%      34%
Expected Federal income tax expense
  (benefit) ......................................    2,373     (1,041)     336
State tax net of Federal benefit .................      165         34       19
Decrease in Federal income tax benefit
  resulting from -- tax-exempt income ............      (20)       (21)     (31)
Valuation allowance ..............................       --        973       --
Other ............................................       84        209       49
                                                     ------     ------      ---
                                                     $2,602        154      373
                                                     ======        ===      ===

      The tax effects of temporary differences that give rise to significant portions of the deferred tax asset at March 31, 1998 and 1997 are as follows (in thousands):


                                                    Federal     State     Total
                                                    -------     -----     ------
March 31, 1998:
  Deferred tax assets:
    Allowance for loan losses ...................    $  989       90      1,079
    Loan fees ...................................       486       44        530
    Deferred directors' compensation ............        85        7         92
    Uncollected interest ........................       131       12        143
    Unrealized loss on securities
       available for sale .......................       611       55        666
    Postretirement benefits .....................       732       67        799
    Other .......................................       957      147      1,104
    Valuation allowance .........................      (919)     (54)      (973)
                                                      -----      ---      -----
                                                      3,072      368      3,440
  Deferred tax liabilities:
    Tax reserve for loan losses .................       596       54        650
    Depreciation ................................        54        5         59
    Other .......................................        94        8        102
                                                      -----      ---      -----
       Net deferred tax asset ...................    $2,328      301      2,629
                                                     ======      ===      =====

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(11),  CONTINUED

                                                    Federal     State     Total
                                                    -------     -----     ------
March 31, 1997:
  Deferred tax assets:
    Allowance for loan losses ...................    $1,162       68      1,230
    Loan fees ...................................       486       29        515
    Deferred directors' compensation ............       108        6        114
    Uncollected interest ........................       179       11        190
    Retirement plan .............................     1,268       75      1,343
    Capital loss carryforwards ..................       919       54        973
    Unrealized loss on securities
       available for sale .......................     2,273      133      2,406
    Postretirement benefits .....................       720       42        762
    Other .......................................       166       10        176
    Valuation allowance .........................      (919)     (54)      (973)
                                                     ------      ---      -----
                                                      6,362      374      6,736
  Deferred tax liabilities:
    Tax reserve for loan losses .................       766       46        812
    Depreciation ................................        68        4         72
    Other .......................................        21        1         22
                                                     ------      ---      -----
       Net deferred tax asset ...................    $5,507      323      5,830
                                                     ======      ===      =====



      The valuation allowance was $973,000 at March 31, 1998 and 1997. The valuation allowance relates to realized capital losses on securities which the Company may not utilize to offset taxable income.

      Management believes that it is more likely than not that the net deferred tax asset will be realized based upon taxable income in the carryback period and the probability of future operations generating sufficient taxable income. However, there can be no assurance about the level of future earnings.

      Under tax law that existed prior to 1996, the Company was generally allowed a special bad debt deduction in determining income for tax purposes. The deduction was based on either a specified experience formula or a percentage of taxable income before such deduction ("reserve method"). Legislation was enacted in August 1996 which repealed the reserve method for tax purposes. As a result, the Company must instead use the direct charge-off method to compute its bad debt deduction. The legislation also requires the Company to recapture its post-1987 net additions to its tax bad debt reserves. The Company has previously provided for this liability in the consolidated financial statements.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(11), CONTINUED

      Pursuant to SFAS 109, the Company is generally not required to provide deferred taxes for the difference between book and tax bad debt expense taken in years prior to or ending on December 31, 1987. The tax bad debt expense deducted in those years (net of charge-off and recoveries) created an approximate $11.5 million tax loan loss reserve which could be recognized as taxable income and create a tax liability of up to $4.1 million under current income tax rates, if one of the following occurs: the Company's retained earnings represented by this reserve are used for purposes other than to absorb losses from bad debts, including excess dividends or distributions in liquidation; the Company redeems its stock; the Company fails to meet the definition provided by the Code for a bank; or there is a change in the Federal tax law.

(12) BENEFIT PLANS

      (A) PENSION PLAN

            The Company has a qualified, noncontributory defined benefit pension plan covering all eligible employees. Retirement benefits are based upon a formula utilizing years of service and average monthly compensation, as defined. It is the Company's policy to fund the maximum amount that can be deducted for Federal income tax purposes.

            The following table sets forth the plan's funded status and amounts recognized as of March 31, 1998 and 1997 (in thousands):


                                                              1998         1997
                                                             ------       ------
Actuarial present value of benefit obligations
  accumulated benefit obligations:
    Vested ..............................................    $1,809       4,292
    Non-vested ..........................................        10          11
                                                             ------       -----
                                                             $1,819       4,303
                                                             ======       =====
Projected benefit obligation for service
  rendered to date ......................................     3,351       5,935
Plan assets at fair value ...............................     2,880       6,067
                                                             ------       -----
        (Deficit) excess of plan assets over
           projected benefit obligation .................      (471)        132
Unrecognized net loss (gain) ............................       501        (227)
Unrecognized net transition liability ...................        16          23
                                                             ------       -----
        Prepaid (accrued) pension cost ..................    $   46         (72)
                                                             ======       =====

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12), CONTINUED

      The components of net pension expense for the years ended March 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                         1998     1997     1996
                                                        -----     ----     ----
      Service cost -- benefits earned
        during the period ........................      $ 204      265      219
      Interest cost on projected benefit
        obligation ...............................        353      402      361
      Actual return on plan assets ...............       (188)    (177)    (365)
      Net amortization and deferral ..............       (134)    (228)      (6)
      Recognition of loss due to settlement
        of liabilities ...........................        257      --        --
                                                        -----     ----     ----
    Net pension expense ..........................      $ 492      262      209
                                                        =====      ===      ===

      Assumptions used to develop the net periodic pension cost for the years ended March 31, 1998, 1997 and 1996 are as follows:

                                                       1998      1997      1996
                                                       ----      ----      ----
      Discount rate ...............................    7.5%       7%        7%
      Expected long-term rate of return
        on assets .................................    7.5        7         7
      Rate of increase in compensation
        levels ....................................    5          5         5
                                                       ===       ===       ===

      Patrick F.X. Nilan, as President of the Company, retired as of July 1, 1997. Upon evaluation of the SERP agreement with Mr. Nilan and one other retired executive, the Company and the two participating individuals agreed to terminate the SERP agreement and pay the benefits due under the SERP in a lump-sum payment as of March 31, 1997. Based on the agreement between the parties to terminate the SERP, the Company recorded an additional $1.8 million in employee benefit expense during the year ended March 31, 1997.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12), CONTINUED

      (B) EMPLOYEE STOCK OWNERSHIP PLAN

            The Company has a 1995 ESOP for the benefit of employees who meet the eligibility requirements, which include having completed five years of service with the Company. The ESOP Trust purchased 318,644 shares of common stock in the Company's initial public offering with proceeds from a loan from an unaffiliated lender. The Company makes cash contributions to the ESOP on an annual basis sufficient to enable the ESOP to make the required loan payments to the unaffiliated lender.

            The note payable referred to above bears interest at the lender's prime rate, which was 8.50% at March 31, 1998, with interest and principal payable quarterly in installments over five years. The loan is secured by the shares of the stock purchased.

            As the debt is repaid, shares are released from collateral and allocated to qualified employees based on the proportion of debt service paid in the year although rights to the shares do not vest until the fifth year. Shares pledged as collateral are reported as deferred ESOP shares in the consolidated statements of financial position. As shares are released from collateral, the Bank reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

            In August 1997, the ESOP purchased approximately 8% of the Company Common Stock issued in the Conversion and Reorganization. In order to fund this purchase, the ESOP borrowed approximately $3.9 million from the Company. The loan will be repaid principally from the Company's or the Bank's contributions to the ESOP over a period of 15 years and the collateral for the loan is the Common Stock purchased by the ESOP. Subject to receipt of any necessary regulatory approvals or options, the Bank may make contributions to the ESOP for repayment of the loan, as the participants are all employees of the Bank, or to reimburse the Company for contributions it makes. Although contributions to the ESOP are discretionary, the Company or the Bank intend to make annual contributions to the ESOP in an aggregate amount at least equal to the principal and interest requirement on the debt. The interest rate for the loan is 8.5%, the prime rate published in the Wall Street Journal on August 21, 1997.

            Accordingly, during the years ended March 31, 1998 and 1997, the unallocated ESOP shares were amortized by $412,000 and $217,000, respectively. At March 31, 1998, 111,525 shares were unallocated and had a fair value of $7.2 million. At March 31, 1997, 65,185 shares were unallocated and had a fair value of $1.6 million.

      (C) MANAGEMENT RECOGNITION PLAN

            During July 1995, subsequent to stockholder approval, 159,323 shares of the Company's Common Stock was acquired by the Management Recognition Plan of which 131,460 shares were awarded during Fiscal 1996.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12), CONTINUED

            A Committee of the Board of Directors of the Bank and the Company comprised of non-employee directors administers the Recognition Plan and makes awards to executive officers pursuant to the Plan. Awards under the Recognition Plan become immediately vested in the event of death, disability, retirement or a change in control of the Bank or its successor; however, in the event of retirement, if the participant continued to perform services as a Director or consultant on behalf of the Bank, the Company, or an affiliate or, in the case of a retiring Director, as a consulting director, unvested awards continue to vest in accordance with their original vesting schedule until the recipient ceases to perform such services, at which time any unvested awards lapse.

            Officers, directors and employees of the Company were awarded a total of 131,460 shares of Company Common Stock during the fiscal year ended March 31, 1996. Of the total 131,460 shares of Company Common Stock acquired by the 1995 Recognition Plan, 69,269 shares of the Company Common Stock are presently unearned.

      (D) STOCK OPTION PLANS

            At the 1995 annual meeting of the Company's stockholders a stock option plan was approved authorizing 398,307 shares available to be granted to certain directors, officers and employees of the Bank. Options granted under the plan during August, 1995 amount to 330,596 shares and are exercisable at $4.43 per share. The options vest over a five-year term, and expire after ten years from the date of grant. Options exercised during the years ended March 31, 1998 and 1997 were 3,168 and none, respectively.

            In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). This statement establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS 123 encourages all entities to adopt the "fair value based method" of accounting for employee stock compensation plans. However, SFAS 123 also allows an entity to continue to measure compensation cost under such plans using the "intrinsic value based method" as described in APB No. 25. Under the fair value based method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, usually the vesting period. Fair value is determined using an option pricing model that takes into account the stock price at the grant date, the exercise price, the expected life of the option, the volatility of the underlying stock and the expected dividends on it, and the risk-free interest rate over the expected life of the option.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(12), CONTINUED

            The Bank continues to recognize compensation expense using the method prescribed in APB No. 25. Had compensation cost been determined consistent with SFAS 123 for options granted during fiscal 1996, the Bank's fiscal 1998, 1997 and 1996 compensation cost would have increased by $40,000, $40,000 and $26,000, respectively. As a result, net income (loss) and net income per share for fiscal 1998, 1997 and 1996 would have been changed to $4.3 million or $.48 per diluted share, ($3.3) million or ($.37) per diluted share and $589,000 or $0.07 per diluted share, respectively. The stock option plan's fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for the grants issued during 1996: dividend yield of 3.85%, expected volatility 23.79%; risk-free interest rate of 6.18%, and expected lives of 5 years. There were no option plans prior to 1996.

            In March 1998, the Company's stockholders approved the 1998 Stock-Based Incentive Plan authorizing the granting of options to purchase common stock, option related awards and awards of common stock (collectively "awards"). The maximum number of shares reserved for awards under the incentive plan is 681,687 shares with 486,919 shares reserved for the purchase pursuant to the exercising options and options related awards granted under the Incentive Plan. The maximum number of shares reserved for the award of shares ("stock awards") is 104,768 shares. All officers, other employees and outside directors are eligible to receive awards under the Incentive Plan. The options vest over a five-year term and expire after ten years from the date of grant. The Incentive Plan also provides for a committee of non-employee directors of the Company with the ability to condition or restrict the vesting or exercisability of any Award upon the achievement of performance targets or goals as set forth under the Incentive Plan. There were no determinations made regarding the granting of awards or options under the Incentive Plan as of March 31, 1998.

            The Company adopted the Bank's existing 1995 Stock Option Plan and 1995 Recognition Plan (collectively the "Plans") as plans of the Company upon consummation of the Conversion and Reorganization and issued Common Stock in lieu of Bank Common Stock to the Plans pursuant in their terms. As of the effective date of the Conversion and Reorganization, rights outstanding under the Plans were assumed by the Company and constitute rights only for shares of Company Common Stock, with each such right being for a number of shares of Common Stock equal to the number of shares of Bank Common Stock that were available thereunder immediately prior to such effective date multiplied by the exchange ratio of 2.933 (the "Exchange Ratio"). The price of each right has been adjusted to reflect the Exchange Ratio so that the aggregate purchase price of the right is unaffected, but there is no change in the other terms and conditions of the rights. The Company has amended the Plans to reflect that it has adopted the Plans and that there will be no adverse effect upon the rights outstanding thereunder.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(13) POSTRETIREMENT BENEFITS

      The following table sets forth the net periodic postretirement benefit cost and accumulated postretirement benefit obligation (APBO) as determined by the plan actuaries as of the latest actuarial valuation date is as follows (in thousands):

                                                             1998        1997
                                                           -------      ------
      Accumulated postretirement benefit
        obligation (APBO) ..............................   $(1,719)     (1,900)
      Fair value of assets .............................      --          --
                                                           -------      ------
        Projected benefit obligation ...................    (1,719)     (1,900)
      Accumulated net unrecognized gain ................      (539)       (523)
                                                           -------      ------
        Net postretirement accrued benefit cost ........   $(2,258)     (2,423)
                                                           =======      ======


      Net postretirement benefit costs for the years ended March 31, 1998, 1997 and 1996 are as follows (in thousands):

                                                       1998      1997      1996
                                                       ----      ----      ----
      Service cost ................................    $ 66        82        65
      Interest cost on accumulated post-
        retirement benefit obligation .............     116       122       114
      Amortization of unrecognized
        net gain ..................................     (28)      (77)      (14)
                                                       ----       ---       ---
                                                       $154       127       165
                                                       ====       ===       ===

      For measurement purposes, the cost of medical benefits was projected to increase at a rate of 13% in 1994, thereafter decreasing 1% per year (9% in 1998) until a stable 4% medical inflation rate is reached. The present value of the accumulated benefit obligation assumed a 7.5% discount rate compounded annually on March 31, 1998 and 1997. The plan is unfunded as of March 31, 1998, as the Company funds the plan on a cash basis.

(14) COMMITMENTS AND CONTINGENCIES

      The Company is a party to commitments to extend credit in the normal course of business to meet the financial needs of its customers. Commitments to extend credit are agreements to lend money to a customer as long as there is no violation of any condition established in the contract. Commitments to fund mortgage loans generally have fixed expiration dates or other termination clauses, whereas home equity lines of credit have no expiration date. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. Collateral is not required by the Company for loan commitments. The Bank's loans are located primarily in the State of New Jersey.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(14), CONTINUED

      At March 31, 1998 and 1997, the Company had loan commitments of $8.835 million and $3.6 million, respectively, consisting primarily of fixed rate loans which are not included in the accompanying consolidated financial statements. The commitments at March 31, 1998 have commitment periods that range from 90 to 120 days and interest rates that range from 5.75% - 15.00%. There is no exposure to credit loss in the event the other party to commitments to extend credit does not exercise its right to borrow under the commitment.

      In the normal course of business, the Company may be a party to various outstanding legal proceedings and claims. In the opinion of management, the financial position of the Company will not be materially affected by the outcome of such legal proceedings and claims.

(15) FAIR VALUE OF FINANCIAL INSTRUMENTS

      The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Such estimates do not include any premium or discount that could result from offering for sale at one time the Bank's entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other assumptions, many of which involve circumstances outside the control of management. Because of the uncertainties surrounding these factors and assumptions, the reported fair values represent estimates only and, therefore, cannot be compared to the historical accounting model. Changes in assumptions or methodologies could significantly affect the estimates of fair value.

      Fair value estimates presented are based on both on- and off-balance-sheet financial instruments and no attempt has been made to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in any of the estimates. The fair value information supplements the basic consolidated financial statements and other traditional financial data presented throughout the consolidated financial statements, and the aggregate fair value of financial instruments presented does not represent the underlying value of the Company taken as a whole and should not be compared with the fair value of other financial institutions, which may differ depending on the assumptions used and the valuation techniques employed.

      The following methods and assumptions were used to estimate the fair value of significant financial instruments at March 31, 1998 and 1997:

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(15), CONTINUED

            FINANCIAL ASSETS

            The carrying amount of cash and cash equivalents is considered to approximate fair value. The fair values of securities available for sale and investment securities are based on quoted market prices. The fair value of loans represents the present value of the estimated future cash flows discounted at estimates of market interest rates adjusted for criteria discussed above. Fair value of significant nonperforming loans is generally based on appraisals of collateral securing such loans. If such appraisals are not available, estimated cash flows are discounted employing a rate that incorporates the risk associated with such cash flows. The fair value of the FHLB and FHLMC stock is the same as its carrying value.

            FINANCIAL LIABILITIES

            The carrying amounts of deposit liabilities payable on demand are considered to approximate fair value. The fair value of fixed maturity deposits was estimated by discounting estimated future cash flows using rates currently offered for deposit products with similar maturities. Long-term borrowing fair values are discounted using rates available on borrowings with similar terms and maturities.

            OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

            The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar arrangements. The fair value of letters of credit is based on the estimated costs to terminate them or otherwise settle the obligations with the counterparts.

            The carrying amounts and related fair values at March 31, 1998 and 1997 are as follows (in thousands):

                                                                   1998
                                                          ----------------------
                                                          Carrying        Fair
                                                           amount         value
                                                          --------       -------
            Financial assets:
              Cash and cash equivalents ..............    $ 16,617        16,617
              Securities available for sale ..........     362,778       362,778
              Securities held to maturity ............      10,274        10,494
              Net loans ..............................     235,465       234,661
              FHLB stock .............................       7,460         7,460
            Financial liabilities:
              Deposits ...............................     423,545       424,451
              Borrowings .............................     115,380       113,548
                                                          ========       =======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(15), CONTINUED

                                                                  1997
                                                       ----------------------
                                                       Carrying        Fair
                                                        amount         value
                                                       --------       -------
        Financial assets:
           Cash and cash equivalents ..............    $ 15,472        15,472
           Securities available for sale ..........     290,614       290,614
           Securities held to maturity ............      11,277        11,555
           Net loans ..............................     235,624       241,587
           FHLB stock .............................       7,460         7,460
        Financial liabilities:
           Deposits ...............................     444,139       447,970
           Borrowings .............................      75,598        73,238
                                                        =======        ======

(16) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

      The following table summarizes certain fiscal 1998 and 1997 quarterly financial data:

                                                      Quarter Ended
                                        ----------------------------------------
                                        Mar. 31,   Dec. 31,   Sept. 30  June 30,
                                          1998       1997       1997      1997
                                        -------     ------     ------    ------
                                         (In thousands, except per share data)

Interest income ......................  $10,538     10,137     10,293     9,892
Interest expense .....................    6,075      6,053      6,429     6,315
Net interest income ..................    4,463      4,084      3,864     3,577
Provision for loan losses ............       45         45         45        45
Noninterest income ..... .............      364        298        283       398
Operating expenses ...................    2,517      2,489      2,564     2,600
Income before tax expense ............    2,265      1,848      1,538     1,330
Net income for the quarter ...........    1,391      1,181        969       838
Basic earnings per share .............     0.16       0.13       0.11      0.09
Diluted earnings per share ...........     0.16       0.13       0.11      0.09


                                                      Quarter Ended
                                        ----------------------------------------
                                        Mar. 31,   Dec. 31,   Sept. 30  June 30,
                                          1997       1996       1996      1996
                                        -------     ------     ------    ------
                                         (In thousands, except per share data)

Interest income ......................  $ 9,917      9,647     10,712    10,850
Interest expense .....................    6,170      6,672      7,491     7,136
Net interest income ..................    3,747      2,975      3,221     3,714
Provision for loan losses ............      230         30         30        30
Noninterest income (loss) ............      142        690     (2,958)      330
Operating expenses ...................    4,047      2,572      5,428     2,555
Income (loss) before tax expense .....     (388)     1,063     (5,195)    1,459
Net income (loss) for the quarter ....     (244)       667     (4,557)      919
Basic earnings (loss) per share ......    (0.03)      0.08      (0.52)     0.11
Diluted earnings (loss) per share ....    (0.03)      0.08      (0.52)     0.10

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(17) INSURANCE FUNDS LEGISLATION

      On September 30, 1996, legislation was enacted which, among other things, imposed a special one-time assessment on deposits insured by the Savings Associations Insurance Fund (SAIF) to recapitalize SAIF and spread the obligations for payment of Financing Corporation (FICO) bonds across all SAIF and Bank Insurance Fund (BIF) members. The Federal Deposit Insurance Corporation (FDIC) special assessment being levied amounts to 65.7 basis points on SAIF assessable deposits held as of March 31, 1995. The Company recorded a $2.9 million charge (before tax-effect) as a result of the FDIC special assessment. This legislation will eliminate the substantial disparity between the amount that BIF and SAIF member institutions had been paying for deposit insurance premiums.

      Beginning on January 1, 1997, BIF members will pay a portion of the FICO payment equal to 1.29 basis points per $100 in BIF-insured deposits, compared to 6.44 basis points per $100 in SAIF-insured deposits, and will pay a pro rata share (approximately 2.4 basis points per $100 in deposits) of the FICO payment on the earlier of January 1, 2000 or the date upon which the last savings association ceases to exist. The legislation also requires BIF and SAIF to be merged by January 1, 1999, provided that subsequent legislation is adopted to eliminate the savings association charter and no savings associations remain as of that time.

(18) RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This Statement is effective for fiscal years beginning after December 31, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company has determined that the impact of this statement will not have a material effect on the Company's operations.

(19) RELATED-PARTY TRANSACTIONS

      The Company has paid amounts of $27,000, $31,000 and $16,000 for the years ended March 31, 1998, 1997 and 1996, respectively, to a director of the Company for legal services in connection with the acquisition of real estate on foreclosed loans. The Company has also paid amounts of $20,000, $20,000 and $20,000 for the years ended March 31, 1998, 1997 and 1996, respectively, to a director for inspection fees of properties maintained by the Company in the real estate portfolio.

(20) EARNING PER COMMON SHARE

      The Bank adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS 128)," on March 31, 1998. All earnings per share data for previous periods have been restated to conform with the provisions of SFAS 128.

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(20), CONTINUED

      The following table summarizes the computation of basic earnings and diluted earnings per common share for the years ended March 31, 1998, 1997, and 1996:

                                                 1998        1997        1996
                                                 ----        ----        ----
                                                     (in thousands, except
                                                        per share data)

Earnings available to common shareholders ... $    4,379  $   (3,215)       615
Weighted average common shares outstanding ..  8,865,966   8,777,648  8,670,496
Plus common stock equivalents ...............     97,546      38,924     25,133
Diluted weighted average shares outstanding . 8,963,512 8,816,572 8,695,629 Earnings per common share:
  Basic .....................................       0.49       (0.37)      0.07
  Diluted ...................................       0.49       (0.37)      0.07
                                               =========   =========  =========

(21) PARENT COMPANY INFORMATION

                            BAYONNE BANCSHARES, INC.

                           Consolidated Balance Sheet

                                 March 31, 1998

                                 (in thousands)

                                     ASSETS

      Cash and cash equivalents ...............................    $ 1,160
      Investments and securities available for sale ...........      8,741
      Investments in subsidiaries .............................     75,539
      Due from subsidiaries ...................................     13,179
      Other assets ............................................        335
                                                                   -------
          Total assets ........................................    $98,954
                                                                   =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

      Accrued expenses ........................................    $    35
      Accrued income taxes payable ............................        270
                                                                   -------
                                                                       305
      Total shareholders' equity ..............................     98,649
                                                                   -------
          Total liabilities and shareholders' equity ..........    $98,954
                                                                   =======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(21), CONTINUED


                            BAYONNE BANCSHARES, INC.

                        Consolidated Statement of Income

                  Period August 22, 1997 through March 31, 1998

                                 (in thousands)


      Operating income:
        Interest from subsidiaries ............................    $  835
        Other interest ........................................       253
                                                                   ------
          Total operating income ..............................     1,088
                                                                   ------
      Operating expenses:
        MRP expenses ..........................................       278
        Management fees by subsidiary .........................        35
                                                                   ------
          Total operating expenses ............................       313
                                                                   ------
          Income before taxes and equity in
            undistributed earnings of subsidiary ..............       775
      Federal and state income tax ............................       306
                                                                   ------
                                                                      469
      Equity in undistributed earnings of
        subsidiaries ..........................................     2,473
                                                                   ------
          Net income ..........................................    $2,942
                                                                   ======

                            BAYONNE BANCSHARES, INC.
                                AND SUBSIDIARIES

              Notes to Consolidated Financial Statements, Continued


(21), CONTINUED


                            BAYONNE BANCSHARES, INC.

                      Consolidated Statement of Cash Flows

                  Period August 22, 1997 through March 31, 1998

                                 (in thousands)


Cash flows from operating activities:
    Net income ..................................................      $  2,942
    Adjustments to reconcile net income to net cash
       provides by operating activities:
          Increase in accrued interest receivable, net ..........          (320)
          Increase in other assets ..............................           (15)
          Amortization of MRP shares ............................           278
          Increase in accrued expenses and other
              liabilities .......................................           305
          Equity in undistributed net income of
              subsidiaries ......................................        (2,473)
              Net cash provided by operating activities .........           717

Cash flows from investing activities:
    Purchases of securities available for sale ..................        (8,647)
    Advances to subsidiaries ....................................       (13,179)
    Capital contributions to subsidiaries .......................       (23,371)
                                                                       --------
              Net cash used in investing activities .............       (45,197)

Cash flows from financing activities:
    Dividends paid ..............................................        (1,158)
    Stock options exercised .....................................           315
    Proceeds from issuance of common stock ......................        46,483
                                                                       --------
              Net cash provided by financing activities .........        45,640

Increase in cash and due from banks .............................         1,160
Cash and due from banks at beginning of period ..................          --
                                                                       --------
Cash and due from banks at end of period ........................      $  1,160
                                                                       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

     Information concerning Directors and Executive Officers of the Company is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998, at the section titled "Information With Respect to the Nominees, Continuing Directors and Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998, at the section titled "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998, at the sections titled "Security Ownership of Certain Beneficial Owners" and "Information With Respect to the Nominees, Continuing Directors and Executive Officers of the Company."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is incorporated herein by reference from the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on September 3, 1998, at the section titled "Transactions With Certain Related Persons."


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS

               These documents are listed in the Index to Consolidated Financial Statements under Item 8.

     (a)(2) FINANCIAL STATEMENT SCHEDULES

               No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

     (a)(3) EXHIBITS

             3.1    Certificate of Incorporation of Bayonne Bancshares, Inc.*

             3.2    Bylaws of Bayonne Bancshares, Inc.*

             4.0    Stock Certificate of Bayonne Bancshares, Inc.*

            10.1    Form of First Savings Bank of New Jersey, SLA and Bayonne
                      Bankshares, M.H.C. 1995 Stock Option Plan*

            10.2    Form of First Savings Bank of New Jersey, SLA and Bayonne
                      Bankshares, M.H.C. 1995 Recognition and Retention Plan*

            10.3    Form of First Savings Bank of New Jersey, SLA 1995 Employee
                      Stock Ownership Plan and Trust*

            10.4    Form of Supplemental Executive Retirement Income-Deferred
                      Compensation Agreement between First Savings Bank of New Jersey, SLA and certain executive officers*

            10.5    Form of Employment Agreement between First Savings Bank of
                      New Jersey, SLA and certain executive officers*

            10.6    Form of Employment Agreement between Bayonne Bancshares,
                      Inc. and certain executive officers*

            10.7    Form of Change in Control Agreement between First Savings
                      Bank of New Jersey, SLA and certain executive officers*

            10.8    Form of Change in Control Agreement between Bayonne
                      Bancshares, Inc. and certain executive officers*

            10.9    Form of First Savings Bank of New Jersey, SLA Employee
                       Severance Compensation Plan*

            10.10   Form of Bayonne Bancshares, Inc. 1998 Stock-Based
                      Incentive Plan**

            11.0    Computation of earnings per share (filed herewith under
                      Item 8)

            21.0    Subsidiary information is incorporated herein by reference to "Part I -- Subsidiary Activities."

            27.0    Financial Data Schedule (filed herewith)

     (b) REPORTS ON FORM 8-K

          The Company did not file a Current Report on Form 8-K during the last quarter of fiscal 1998.

---------

 * Incorporated by reference into this document from the Exhibits to the Form S-1 Registration Statement, and all amendments thereto, originally filed with the SEC on March 13, 1997 (File No. 333-23199).

** Incorporated by reference into this document from the Proxy Statement for the Special Meeting of Shareholders, filed with the SEC on February 24, 1998 (File No. 0-22499).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BAYONNE BANCSHARES, INC.


Date: June 25, 1998                        By: /s/ MICHAEL NILAN
                                               --------------------------------
                                               Michael Nilan
                                               Director, President and Chief
                                               Executive Officer


     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


By: /s/ PATRICK F.X. NILAN
    --------------------------------
    Patrick F.X. Nilan
    Chairman of the Board

Date: June 25, 1998



By: /s/ MICHAEL NILAN                      By: /s/ EUGENE V. MALINOWSKI
    --------------------------------           --------------------------------
    Michael Nilan                              Eugene V. Malinowski
    Director, President and Chief              Vice President and Chief
    Executive Officer                          Financial Officer (Principal
    (Principal Executive Officer)              Financial and Accounting Officer)

Date: June 25, 1998                        Date: June 25, 1998



By: /s/ JOSEPH L. WISNIEWSKI               By: /s/ FREDERICK WHELPLY
    --------------------------------           --------------------------------
    Joseph L. Wisniewski                       Frederick Whelply
    Director                                   Director

Date: June 25, 1998                        Date: June 25, 1998



By: /s/ JAMES F. SISK                      By: /s/ PATRICK D. CONAGHAN
    --------------------------------           --------------------------------
    James F. Sisk                              Patrick D. Conaghan
    Director                                   Director

Date: June 25, 1998                        Date: June 25, 1998