Form 10-K/A
period 1998-03-31
BAYONNE BANCSHARES INC
filed 1998-07-29
CIK 1035448

                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Year Ended March 31, 1998
                                      OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from __________ to ___________

                           COMMISSION FILE NO. 0-22499

                            BAYONNE BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                         22-3511899
                  --------                         ----------
           (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification Number)

      568 BROADWAY, BAYONNE, NEW JERSEY               07002
      ---------------------------------               -----
      (Address of Principal Executive Offices)        (Zip Code)

                                 (201) 437-1000
                                 --------------
                         (Registrant's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, PAR
                                                            -----------------
                                                            VALUE $.01 PER SHARE
                                                            --------------------
                                                               (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X     No
    -----      -----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K.
[  ]

      As of March 31, 1998, the aggregate market value of the voting stock held by persons other than the directors and executive officers of the Registrant, computed by reference to the closing sales price of the Registrant's common stock on the Nasdaq National Market on March 31, 1998, as reported in The Wall
                                                                      --------
Street Journal, was approximately $124.4 million. There were 9,088,581 shares of
--------------
the Registrant's Common Stock issued and outstanding as of March 31, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None

     The Form 10-K filed by the Registrant on June 29, 1998 is hereby amended to include the information required to be disclosed under Part III of the Form 10-K.

                                    PART III

ITEM 10.    DIRECTORS AND OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO THE DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The following table sets forth, as of a recent date, the names of the Directors and Named Executive Officer, as defined below, of Bayonne Bancshares, Inc. (the "Company"); their ages; a brief description of their recent business experience, including present occupations and employment; certain directorships held by each; the year in which each became a Director and the year in which their terms as Director of the Company expire. The table also sets forth the amount of Common Stock and the percent thereof beneficially owned by each Director and Named Executive Officer and all Directors and executive officers as a group as of a recent date.


                                                                             SHARES OF
NAME AND PRINCIPAL                                             EXPIRATION   COMMON STOCK
OCCUPATION AT PRESENT                               DIRECTOR   OF TERM AS   BENEFICIALLY     PERCENT OF
AND FOR PAST FIVE YEARS                       AGE    SINCE(1)   DIRECTOR      OWNED(2)         CLASS
-----------------------                       ---    --------   --------      --------         -----

DIRECTORS

Patrick F.X. Nilan(3)                          68      1963        1998      280,823(4)(5)       3.1%
  Chairman of the Board of the Company                                              (6)
  and the Bank.  Mr. Nilan served as
  President and Chief Executive Officer of
  the Bank until his retirement in June
  1997.

Joseph L. Wisniewski                           67      1967        1998       91,826(5)(6)       1.0%
  Retired Senior Vice President of the
  Bank.  Mr. Wisniewski was employed by
  the Bank in various capacities from 1956
  until his retirement in August 1996.

James F. Sisk                                  59      1983        2000       74,583(4)(5)        *
  Mr. Sisk is the Public Safety Director of
  the City of Bayonne.  He served as the
  Chief of Police of the City of Bayonne
  until 1996.

Patrick D. Conaghan                            61      1986        1999      110,440(4)(5)       1.2%
  Partner in the law firm of Conaghan &
  Conaghan.

Frederick G. Whelpley                          77      1973        1999       93,311(4)(5)       1.0%
  Retired Chief Executive Officer of
  Bayonne Hospital.



                                                                             SHARES OF
NAME AND PRINCIPAL                                             EXPIRATION   COMMON STOCK
OCCUPATION AT PRESENT                               DIRECTOR   OF TERM AS   BENEFICIALLY     PERCENT OF
AND FOR PAST FIVE YEARS                       AGE    SINCE(1)   DIRECTOR      OWNED(2)         CLASS
-----------------------                       ---    --------   --------      --------         -----

Michael Nilan(3)                               34      1997       1999       86,276(6)(7)         *
  President and Chief Executive Officer                                            (8)
  of the Company since February 1997
  and the Bank since July 1997.
  Mr. Nilan was employed by the Bank in
  various capacities prior to assuming the
  positions of President and Chief
  Executive Officer of the Company and
  the Bank.

NAMED EXECUTIVE OFFICERS
WHO ARE NOT DIRECTORS

Eugene V. Malinowski, C.P.A.                   58        --         --       40,535(8)            *
  Vice President and Chief Financial
  Officer of the Company and the Bank.
  Prior to joining the Bank, Mr.
  Malinowski was Vice President, Chief
  Operating Officer and Chief Financial
  Officer of a telephone reseller, and
  prior to that was Executive Vice
  President and Chief Financial Officer
  of a commercial bank.

Directors and executive officers a Group        --        --        --      856,116(9)           9.4%
(10 persons)

-------------------------------
*   Represents less than 1.0% of the Company's common stock.
(1) Includes years of service as a Director of First Savings Bank of New Jersey, SLA (the "Bank").
(2) Each person effectively exercises sole (or shares with spouse or other immediate family member) voting or dispositive power as to shares reported herein.
(3) Patrick F.X. Nilan is the father of Michael Nilan.
(4) Includes 19,915, 3,983, 4,049 and 3,983 options awarded to Messrs. Patrick F.X. Nilan, Conaghan, Whelply and Sisk, respectively, pursuant to the Bayonne Bankshares M.H.C. and First Savings Bank of New Jersey, SLA 1995 Stock Option Plan (the "1995 Stock Option Plan"), that are currently exercisable or will become exercisable in 60 days. Upon consummation of the Conversion and Reorganization, the Company adopted the 1995 Stock Option Plan and thereby agreed to issue Common Stock in accordance with the terms of such Plan. The adjusted exercise price of all of the options that have been awarded to date pursuant to the 1995 Stock Option Plan is $4.43.
(5) Includes 23,898, 4,776, 4,776 and 4,776 shares awarded to Messrs. Patrick F.X. Nilan, Conaghan, Whelply and Sisk, respectively, pursuant to the Bayonne Bankshares M.H.C. and First Savings Bank of New Jersey, SLA 1995 Recognition and Retention Plan (the "1995 Recognition Plan") that have not vested. Includes 9,738 shares awarded to each of Messrs. Patrick F.X. Nilan, Wisniewski, Sisk, Conaghan and Whelply pursuant to the Bayonne Bancshares, Inc. 1998 Stock-Based Incentive Plan (the "Incentive Plan") that have not vested. Awards granted under the 1995 Recognition Plan and the Incentive Plan vest in equal installments of 20% per year. Upon consummation of the Conversion and Reorganization, the Company adopted the 1995 Recognition Plan and thereby agreed to issue Common Stock in accordance with the terms of such Plan. Each recipient has voting power as to the shares awarded.

(6) Includes 13,429, 7,901 and 10,029 shares allocated to Messrs. Patrick F.X. Nilan, Joseph L. Wisniewski and Michael Nilan, respectively, pursuant to the ESOP for which each has sole voting power.
(7) Includes 6,069 options awarded to Mr. Michael Nilan pursuant to the 1995 Stock Option Plan that are currently exercisable or will become exercisable in 60 days.
(8) Includes 32,709 and 24,348 shares awarded to Mr. Michael Nilan under the 1995 Recognition Plan and the Incentive Plan, respectively, and 21,424 shares awarded to Mr. Malinowski under the Incentive Plan, that have not vested. Shares awarded under the 1995 Recognition Plan and the Incentive Plan vest in equal annual installments of 20% per year. Each recipient has voting power as to the shares awarded.
(9) Includes 82,417 shares awarded under the 1995 Recognition Plan that have not vested as to which voting may be directed. Includes 54,688 options awarded under the 1995 Stock Option Plan that are currently exercisable or will become exercisable in 60 days. Includes 94,462 shares awarded under the Incentive Plan that have not vested as to which voting may be directed.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Exchange Act requires the Company's officers (as defined in regulations promulgated by the SEC thereunder) and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

    Based solely on a review of copies of such reports of ownership furnished to the Company, or written representations that no forms were necessary, the Company believes that during the past fiscal year all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with except that one reportable transaction by each of Messrs. Patrick F.X. Nilan, Conaghan, Whelpy, Michael Nilan and Sisk was not reported on a timely basis on a Form 4. Each required filing was subsequently filed.

ITEM 11.    EXECUTIVE COMPENSATION

DIRECTORS' COMPENSATION

    DIRECTORS' FEES. In connection with the conversion and reorganization of the Bank to the stock holding company form of organization (the "Conversion and Reorganization"), and as a result of the transition to operating as a publicly owned company, the Board of Directors determined to restructure the compensation of directors to emphasize stock-based incentives and reduce the reliance on cash-based compensation. Accordingly, in 1997, the Board of Directors reduced the quarterly retainer for non-employee directors by 50% and the fees paid to non-employee directors for each meeting attended by 33 1/3%. Non-employee directors presently receive $500 for each Board of Directors meeting attended, plus a $3,000 retainer each quarter. The Chairman of the Board receives $665 for each Board of Directors meeting attended, plus a quarterly retainer of $3,750. Nonemployee directors serving on the Asset/Liability Committee and the Audit Committee are paid $250 for each meeting attended, and non-employee directors serving on the Security and Investment Committee are paid $500 monthly.

    In 1987, the Bank, prior to its reorganization into the mutual holding company form of organization, entered into annuity compensation agreements with each of the Bank's current directors. The Bank paid all of its obligations under the agreements in 1987, and therefore, the agreements do not represent a current expense for the Bank. Pursuant to the agreements, the Bank currently pays each outside director an annual benefit of $16,000. The payments will continue to be made over the lifetime of each outside director with no fewer than 120 monthly payments, which commenced in 1992, to be made to each director or his beneficiary, and are in addition to other fees received by directors. These agreements are fully funded by Presidential Life Insurance Company and the Bank is a mere conduit for payments to each outside director.

    CONSULTING AGREEMENT. The Company and Patrick F.X. Nilan entered into a three year consulting agreement subsequent to Mr. Nilan's retirement as President and Chief Executive Officer of the Bank. Pursuant to the agreement, Mr. Nilan will provide advice with respect to all areas in which the Company or the Bank does business and in which Mr. Nilan has special knowledge, skill and expertise, utilize his business and industry contacts to assist with the implementation of the Bank's business plan, represent the Company and the Bank at civic and community functions, and advise the Company and the Bank on strategic planning matters, government affairs, industry trends and economic factors affecting the Bank's business and future prospects. Mr. Nilan will be paid a fee of $100,000 annually for his services.

    INCENTIVE PLAN. The Company's shareholders approved the Bayonne Bancshares, Inc. 1998 Stock-Based Incentive Plan (the "Incentive Plan") under which all directors of the Company and the Bank are eligible to receive stock-based compensation awards. Under the Incentive Plan, each outside director of the Company and Bank was granted non-statutory stock options to purchase 24,346 shares of Common Stock (with Limited Rights), and awards of 9,738 shares of Common Stock ("Stock Awards") (collectively, the "Directors' Awards") on April 27, 1998, which vest in five equal installments commencing April 27, 1999. The Limited Rights provide, in the event of a change in control, a lump sum cash payment equal to the difference between the exercise price of the related option and the fair market value of the shares of Common Stock subject to the option on the date of exercise, less any applicable tax withholding. The non-statutory stock option awards vest in five (5) equal annual installments commencing on April 27, 1999, and have an exercise price of $16.31. All options granted under the Incentive Plan expire 10 years from the date of grant. In the event an outside director ceases service due to death or disability, all Directors' Awards will immediately vest or become exercisable and all stock options will remain exercisable for a period of three (3) years.

EXECUTIVE COMPENSATION

    THE REPORT OF THE COMPENSATION COMMITTEE AND THE STOCK PERFORMANCE GRAPH SHALL NOT BE DEEMED INCORPORATED BY REFERENCE BY ANY GENERAL STATEMENT INCORPORATING BY REFERENCE THIS PROXY STATEMENT INTO ANY FILING UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR THE EXCHANGE ACT, EXCEPT AS TO THE EXTENT THAT THE COMPANY SPECIFICALLY INCORPORATES THIS INFORMATION BY REFERENCE, AND SHALL NOT OTHERWISE BE DEEMED FILED UNDER SUCH ACTS.

    COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION. Under rules established by the Securities and Exchange Commission ("SEC"), the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company for the fiscal year ended March 31, 1998. The disclosure requirements for the Chief Executive Officer and other executive officers include a report explaining the rationale and considerations that led to fundamental compensation decisions affecting those individuals.

    The following policies and procedures were utilized to determine executive compensation levels for fiscal 1998. As a result of the Conversion and Reorganization and other operational changes, subjective qualitative measures were more heavily relied upon by the Compensation Committee of the Company (the "Committee") than quantitative measures.

    Compensation Policies and Procedures. The Committee consists of the entire
    ------------------------------------
Board of Directors of the Company, The Committee is responsible for administering the compensation and benefit programs for the executive officers and employees of the Company and the Bank and to make recommendations regarding the amount and composition of compensation paid to the executive officers, including the President and Chief Executive Officer. Members of the Committee who are employees of the Company or the Bank, however, do not participate in the Committee's determination of their own compensation package.

    The Committee's goal is to establish executive compensation policies that:

    o       Link the interests of management and shareholders;

    o Link executive compensation with the long-term performance of Bayonne Bancshares, Inc. and its subsidiaries;

    o       Attract, retain and reward highly qualified and productive persons;

    o       Link compensation to individual performance; and

    o Establish compensation levels that are internally equitable and externally competitive with comparable financial institutions.

    The compensation program developed by the Committee to achieve these goals consists primarily of (1) a base salary; (2) an annual bonus; and (3) stock-based compensation. In addition, executive officers participate in other benefit plans available to all employees, including a Retirement Plan, Employee Stock Ownership Plan ("ESOP"), and 401(K) Plan.

    As a result of the Conversion and Reorganization of the Bank, the Committee revised the executive compensation policies to reflect the status of the Company as a public company. The Committee believes that the compensation policies it has established contributed to the success of the Company in making the transition to a publicly owned company, as well as to the increase in net income and earnings per share, recorded by the Company for the year ended March 31, 1998.

    Base Salary. The Committee annually reviews and evaluates base salary for
    -----------
all executive officers, and in conducting such reviews places primary consideration upon the Bank's overall objectives and performance, peer group comparisons and individual performance. In addition, salary levels reflect an individual officer's responsibilities and experience and the Committee's evaluation of competitive marketplace conditions.

    Salary levels recommended by the Committee are intended to be consistent and competitive with the practices of comparable financial institutions and each executive's level of responsibility. The Committee generally utilizes internal and/or external surveys of compensation paid to executive officers performing similar duties for depository institutions and their holding companies with particular focus on the level of compensation paid by comparable institutions in the metropolitan New York region. For the fiscal year ended March 31, 1998, the Company utilized an internal survey prepared by William M. Mercer, Inc.

    Although the Committee's recommendations are discretionary and no specific formula is used for decision making, salary determinations reflect the overall performance of the Company and the Bank and the performance of the individual executive officer. In addition, for the fiscal year ended March 31, 1998, the Committee gave consideration to the adjustments required to be made by each executive officer in response to the transition of the Company to a publicly owned entity in determining the appropriate salary levels.

    Annual Incentives. In determining annual bonus awards, the Committee
    -----------------
considers the entire compensation package of each executive officer. Although all determinations by the Committee regarding bonuses paid to executive officers are discretionary and no specific formula is used for awarding bonuses, the primary factors considered by the Committee include the profitability of the Company and the Bank, the level of responsibility of each executive officer and their contribution to the financial performance of the Company and the Bank. No particular weighting of the factors considered by the Committee is used to calculate bonuses.

    Stock-Based Compensation. The Company maintains stock benefit plans,
    ------------------------
discussed in more detail below, for the purpose of providing long-term incentives to its employees, including executive officers, through the award of stock options and restricted stock awards. The Committee believes that stock options and restricted stock awards align the interests of management with shareholders because the executive officers receive value if the market value of the Common Stock increases. Under the Company's stock option plans, the exercise price of options granted to executive officers is equal to or greater than the market value of the Common Stock on the date of grant. Therefore, the options have value only to the extent the share price of the Common Stock increases. Furthermore, although the Committee has discretion to determine the terms of options and stock awards granted to executive officers and other employees of the Company and the Bank, options and stock awards granted under the Company's plans typically vest in equal annual installments over a period of five years, which provides incentives to management to maximize both short-term and long-term shareholder value. The Committee considered past awards of stock options and restricted stock awards, as well as possible future awards, in determining the overall compensation package of each executive officer.

    1995 STOCK OPTION PLAN. During the fiscal year ended March 31, 1996, the Bank adopted the 1995 Stock Option Plan, which was subsequently adopted by the Company. Subsequent to the adoption of the 1995 Stock Option Plan, all of the executive officers of the Bank received grants of options to purchase shares of the Bank Common Stock, which options commenced vesting in equal annual installments of 20% on August 9, 1996. Upon consummation of the Conversion and Reorganization, the Company adopted the 1995 Stock Option Plan and each option to purchase Bank Common Stock under such Plan was exchanged for 2.933 options to purchase Company Common Stock. The Committee did not make any additional awards under the 1995 Stock Option Plan during fiscal 1998.

    1995 RECOGNITION AND RETENTION PLAN. The Bank and its former mutual holding company adopted the 1995 Recognition Plan and made awards of restricted stock to all of the executive officers of the Bank in July 1995. The awards commenced vesting in equal annual installments of 20% on July 28, 1996. Upon consummation of the Conversion and Reorganization, the Company adopted the 1995 Recognition Plan, and all previously awarded, but unvested shares of Bank Common Stock and any shares that had not yet been awarded were converted into 2.933 shares of Company Common Stock. The Committee did not make any additional awards under the 1995 Recognition Plan during fiscal 1998.

    1998 INCENTIVE PLAN. Due in part to the Company's transition to a publicly owned company and the desire of the Board of Directors to link executive compensation to the performance of the Common Stock, the Board adopted the Bayonne Bancshares, Inc. 1998 Stock-Based Incentive Plan, which the shareholders approved on March 27, 1998. Pursuant to the Incentive Plan, executive officers and other employees of the Company and Bank are eligible to receive grants of stock options to purchase shares of Common Stock (with Limited Rights) and awards of Common Stock ("Stock Awards"). Subject to certain adjustments to prevent dilution of stock options and Stock Awards granted to participants, the maximum number of shares reserved for purchase pursuant to the exercise of options and option-related Awards that may be granted under the Incentive Plan is 486,919 shares. The maximum number of the shares reserved for Stock Awards is 194,768 shares.

    A committee of non-employee directors of the Company makes awards under the Incentive Plan and determines the terms of all awards. Options granted may be intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code. Incentive stock options afford tax benefits to the recipient upon compliance with certain conditions set forth in the Code and do not result in tax deductions for the Company. The Limited Rights provide, in the event of a change in control, a lump sum cash payment equal to the difference between the exercise price of the related option and the fair market value of the shares of Common Stock subject to the option on the date of exercise, less any applicable tax withholding. In no event may options be exercised more than 10 years from the date of grant. The committee of outside directors that administers the Incentive Plan may condition the vesting of options and Stock Awards granted under the Plan on the attainment of predetermined performance goals.

    No awards were made under the Incentive Plan during fiscal 1998. Prior to granting awards under the Incentive Plan, the Company retained an independent compensation consultant to review the current compensation of executive officers and to make recommendations as to awards to such officers under the Incentive Plan. Following review and consideration of the compensation consultant's report, the committee determined on April

27, 1998, to grant both stock options and stock awards pursuant to the Incentive Plan to certain executive officers of the Company and the Bank. All of the stock options and stock awards initially granted will vest in equal annual installments of 20% commencing on April 27, 1999.

    Chief Executive Officer. Michael Nilan entered into an employment agreement
    -----------------------
with the Bank during fiscal 1998 that provides for a base salary of $150,000. In addition, Mr. Nilan was paid a bonus of $2,000 for fiscal 1998 and participated in the benefit plans available to all officers and employees of the Company and the Bank. No specific formula was used in connection with the Committee's decisions regarding Mr. Nilan's base salary, bonus and other compensation, nor did the Committee set specified compensation levels based on the achievement of particular quantifiable objectives or financial goals of the Company and the Bank. Rather, the Committee considered the overall financial performance of the Company and the Bank, the responsibilities and experience of Mr. Nilan and the individual contributions made by Mr. Nilan. Specifically, the factors considered by the Committee in determining Michael Nilan's overall compensation package included:

    o       The profits recorded by the Company and the Bank for fiscal year
            1998;
    o       The increase in the market value of the Company's Common Stock;
    o The successful implementation of the Company's strategic business plan and the continued operation of the Bank in a safe and sound manner;

    o Actions taken by Michael Nilan to facilitate the transition of the Company to a publicly owned entity; and

    o Michael Nilan's active participation on behalf of the Company and the Bank in civic and community events.


                           THE COMPENSATION COMMITTEE
                               Patrick F.X. Nilan
                              Joseph L. Wisniewski
                                  James F. Sisk
                               Patrick D. Conaghan
                              Frederick G. Whelply
                                  Michael Nilan


      SUMMARY COMPENSATION TABLE. The following table shows, for the year ended
March 31, 1998, the cash compensation paid, as well as certain other compensation paid or accrued for that year to the Chief Executive Officers and one other executive officer of the Company and the Bank in fiscal year 1998 (the
"Named Executive Officers"). No other executive officer of the Company or Bank earned and/or received salary and bonus in excess of $100,000 in fiscal year
1998.


                                                                              LONG-TERM COMPENSATION
                                                                         -------------------------------------
                                       ANNUAL COMPENSATION(1)                     AWARDS            PAYOUTS
                                     ----------------------------------  -------------------------- ----------
                                                             OTHER       RESTRICTED    SECURITIES
                                                             ANNUAL        STOCK       UNDERLYING     LTIP      ALL OTHER
NAME AND                   FISCAL     SALARY     BONUS     COMPENSATION    AWARDS     OPTIONS/SARS  PAYOUTS   COMPENSATION
PRINCIPAL POSITIONS         YEAR      ($)(1)      ($)          ($)         ($)(2)        (#)(3)        ($)         ($)
-------------------        ------    --------   -------    -------------  --------   --------------  -------   ------------

Michael Nilan(5).........   1998     $150,000   $ 2,000        --             --          --           --      $82,229(4)
President and Chief         1997       99,000     5,000        --             --          --           --       36,354
Executive Officer

Patrick F.X. Nilan(6)....   1998     $217,625   $    --        --             --          --           --      $98,229(4)
Chairman of the Company     1997      470,000    37,500        --             --          --           --       82,008
and the Bank; former        1996      432,597    75,000        --           176,540     33,950         --       38,203
President and
Chief Executive of
the Bank

Eugene V. Malinowski.....   1998     $116,000   $12,000        --             --          --           --      $   --
Vice President and Chief
Financial Officer

----------------------------
(1) Includes compensation deferred at the election of the officer pursuant to the Bank's Financial Institution's Thrift Plan (the "401(k) Plan"). Salary for Patrick F.X. Nilan includes $106,250 received for services as President and Chief Executive Officer of the Bank through June 30, 1997, $36,375 in directors fees, and $75,000 in fees for services as a consultant to the Company and the Bank.
(2) Messrs. Michael and Patrick F.X. Nilan were awarded 2,852 and 13,580 shares of the Bank's common stock (the "Bank Common Stock"), respectively, pursuant to the 1995 Recognition Plan (the "1995 Recognition Plan"). The awards were granted on July 28, 1995, and had a fair market value of $13.00, based upon the closing price per share of the Bank Common Stock on the date of grant. Awards granted under the 1995 Recognition Plan vest in equal installments at a rate of 20% per year commencing on July 28, 1996, unless otherwise determined by the Board. Awards will be 100% vested upon termination of employment due to death, disability or following a change in control. Upon consummation of the Conversion and Reorganization, the Company adopted the 1995 Recognition Plan as a plan of the Company and issued its Common Stock in lieu of Bank Common Stock to the 1995 Recognition Plan in accordance with its terms. As of the effective date of the Conversion and Reorganization, rights outstanding under the Plans were assumed by the Company and constitute rights only for shares of Company Common Stock, with each such right being for a number of shares of Common Stock equal to the number of shares of Bank Common Stock that were available thereunder immediately prior to such effective date multiplied by the exchange ratio of 2.933 (the "Exchange Ratio"). The price of each right has been adjusted to reflect the Exchange Ratio so that the aggregate purchase price of the right is unaffected, but there is no change in the other terms and conditions of the rights. Accordingly, at March 31, 1998, the number of shares awarded to Messrs. Michael and Patrick F.X. Nilan pursuant to the 1995 Recognition Plan, as adjusted for the Conversion and Reorganization, was 8,365 and 39,830, respectively, with a market value of $124,429 and $592,471, respectively, based upon the closing price of the Common Stock on that date of $14.875 per share.
(3) Messrs. Michael and Patrick F.X. Nilan were awarded options to purchase 3,449 and 33,950 shares of Bank Common Stock, respectively, on August 9, 1995 pursuant to the 1995 Stock Option Plan. Pursuant to the 1995

    Stock Option Plan, options commenced vesting in five equal annual installments on August 9, 1996, with an exercise price of $13.00. Upon consummation of the Conversion and Reorganization, the Company adopted the 1995 Stock Option Plan and agreed to issue shares of Common Stock in lieu of Bank Common Stock in accordance with the terms of such Plan. Accordingly, the number of options awarded to Messrs. Michael and Patrick F.X. Nilan pursuant to the 1995 Stock Option Plan, as adjusted for the Conversion and Reorganization, was 10,115 and 99,575, respectively. The adjusted exercise price of the options is $4.43. All of the options awarded to Patrick F.X. Nilan immediately vested upon his retirement on June 30, 1997.
(4) Includes $16,000 received by Patrick F.X. Nilan pursuant to the Bank's annuity compensation agreements. Includes the value of 5,528 and 5,528 shares allocated to Michael Nilan and Patrick F.X. Nilan, respectively, pursuant to the Bank's ESOP as of March 31, 1998. Does not include amounts contributed by the Bank pursuant to the Bank's noncontributory defined benefit plan (the "Retirement Plan"), the Bank's nonqualified supplemental executive retirement income-deferred compensation agreements ("Executive Agreements"), automobile insurance on personal vehicles used in lieu of automobiles supplied by the Bank, nor reimbursement of mileage while on company business.
(5) Michael Nilan was appointed President and Chief Executive Officer of the Company on February 6, 1997.
(6) Patrick F.X. Nilan retired from the positions of President and Chief Executive Officer of the Bank effective June 30, 1997. He continues to serve as Chairman of the Board of the Company and the Bank. Effective July 1, 1997, Michael Nilan was appointed President and Chief Executive Officer of the Bank.


      EMPLOYMENT AGREEMENTS. Subsequent to the Conversion and Reorganization, the Company and the Bank entered into employment agreements (the "Employment Agreements") with Mr. Michael Nilan (the "Executive"). The Employment Agreements are intended to ensure that the Company and the Bank will be able to maintain a stable and competent management base after the Conversion and Reorganization. The continued success of the Company and the Bank depend to a significant degree on the skills and competence of Mr. Michael Nilan.

      The Employment Agreements, as amended and restated, provide for a three-year term for the Executive. The Bank Employment Agreement provides that, commencing on the first anniversary date and continuing each anniversary date thereafter, the Board of Directors of the Bank will review the agreements and the Executive's performance for purposes of determining whether to extend the agreement with the Bank for an additional year, such that the new term would be the same as the original term. The Company Employment Agreement automatically extends daily, such that the new term is the same as the original term unless written notice of non-renewal is given by the Board of Directors of the Company after conducting a performance evaluation of the Executive. The base salary for the Executive under the Employment Agreements is $150,000. In addition to the base salary, the Employment Agreements provide for, among other things, participation in stock benefit plans and other fringe benefits applicable to executive personnel. The Employment Agreements provide for termination by the Company or the Bank for cause, as defined in the agreements, at any time. In the event the Company or the Bank chooses to terminate the Executive's employment for reasons other than for cause, or in the event of the Executive's resignation from the Company or the Bank upon: (i) failure to re-elect the Executive to his current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of the Company or the Bank; or (v) a breach of the agreement by the Company or the Bank, the Executive or, in the event of death, his beneficiary, is entitled to receive the remaining base salary payments due to the Executive and the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Company or the Bank during the remaining term of the agreements. The Company or the Bank will also continue and pay for the Executive's life, health and disability coverage for the remaining term of the Employment Agreements.

      The Employment Agreements provide for severance payments in the event of a change in control. If voluntary or involuntary termination follows a "change in control" of the Company or the Bank, as defined in the Employment Agreements, the Executive or, in the event of death, his beneficiary, will be entitled to a payment equal to the greater of: (1) the payments due for the remaining term of the agreement; or (2) a severance payment equal to three times the average of the five preceding taxable years' compensation. The Company and the Bank would also continue the Executive's life, health, and disability coverage for 36 months.

      Payments to the Executive under the Bank's Employment Agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. Payments under the Company Employment Agreement will be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements will be paid by the Company or the Bank if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Company and the Bank will indemnify the Executive to the fullest extent allowable under federal and Delaware law, respectively. In the event of a change in control of the Company or the Bank, the total amount of payments that would be due under the Employment Agreements, based solely on cash compensation paid to Mr. Michael Nilan over the past three fiscal years and excluding any benefits under any employee benefit plan that may be payable, would be approximately $237,000.

      CHANGE IN CONTROL AGREEMENTS. Subsequent to the Conversion and Reorganization, the Bank entered into Change in Control Agreements with three executive officers of the Bank and the Bank and the Company entered into Change in Control Agreements with Mr. Malinowski and another executive officer (collectively, the "CIC Agreements"). Such agreements have terms of three years. The CIC Agreements provide that commencing on the first anniversary date and continuing on each anniversary thereafter, the Bank's CIC Agreements may be renewed by the Board of Directors for an additional year while the term of the Company's CIC Agreements are extended on a daily basis unless written notice of non-renewal is given by the Board of Directors of the Company. The CIC Agreements with the Company also provide that in the event voluntary or involuntary termination follows a change in control of the Bank or the Company, the officer is entitled to receive a severance payment equal to three times the officer's average annual compensation for the five years preceding termination, depending on the term of the officers' CIC Agreement. The Bank's CIC Agreements have a similar change in control provision; however, the officer would only be entitled to receive a severance payment under one agreement. The Company and the Bank will also continue, and pay for, the officer's life, health and disability coverage for 36 months following termination. Payments to the officer under the Bank's CIC Agreements will be guaranteed by the Company in the event that payments or benefits are not paid by the Bank. In the event of a change in control of the Bank or Company, the total payments that would be due under the CIC Agreements, based solely on the cash compensation paid to the officers covered by the CIC Agreements over the past three fiscal years and excluding any benefits under any employee benefit plan that may be payable, would be approximately $1.2 million.

      RETIREMENT PLAN. The Bank maintains a Retirement Plan pursuant to which all employees age 21 or older who have worked at the Bank for a period of six months are eligible to accrue benefits. The Bank annually contributes an amount to the Retirement Plan necessary to satisfy the actuarially determined minimum funding requirements in accordance with the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Retirement Plan operates on a plan year beginning December 15 each year.

      At the normal retirement age of 65 (or the fifth anniversary of plan participation, if later), the plan is designed to provide a life annuity guaranteed for 10 years. The retirement benefit provided is an amount equal to 2% of a participant's average monthly salary, multiplied by the total number of years of service from the date of employment to normal retirement date. This amount is reduced by approximately .63% of average monthly salary up to the covered compensation wage base (as defined in the Retirement Plan) multiplied by the total number of years of service (up to a maximum of 35 years). Notwithstanding the above formula, the Retirement Plan will pay a minimum monthly benefit equal to 2% of monthly salary, times years of service up to ten years of service. Retirement benefits are also payable upon retirement due to early and late retirement, disability or death. A reduced benefit is payable upon early retirement at or after age 55 and the completion of ten years of service with the Bank. Upon termination of employment other than as specified above, a participant is eligible to receive his vested accrued benefit as a retirement annuity commencing on such participant's normal date. Benefits are payable in various annuity forms with the normal form being an annuity for the participant's life, with a minimum guarantee of payments for five years. For the plan year ended December 14, 1997, the Bank made a contribution to the Retirement Plan of $305,000.

      The following table indicates the annual retirement benefit that would be payable under the Retirement Plan upon retirement at age 65 in calendar year 1997, expressed in the form of a life annuity with a five year guaranteed payment for the final average salary and benefit service classification specified below. Benefits payable under the Retirement Plan are not subject to a deduction for Social Security or other amounts.


                                      YEARS OF BENEFIT SERVICE
                   ----------------------------------------------------------------
HIGH 5 YEAR
FINAL AVERAGE
EARNINGS(1)          5       10      15      20      25       30      35      40
------------       ------  ------- ------- ------- -------  ------  ------  -------

$ 20,000          $ 2,000  $ 4,000 $ 4,125 $ 5,500 $ 6,875 $ 8,250 $ 9,625 $ 11,625
$ 40,000            4,000    8,000   9,188  12,250  15,313  18,375  21,438   25,438
$ 60,000            6,000   12,000  15,188  20,250  25,313  30,375  35,438   41,438
$ 80,000            8,000   16,000  21,188  28,250  35,313  42,375  49,438   57,438
$100,000           10,000   20,000  27,188  36,250  45,313  54,375  63,438   73,438
$150,000           15,000   30,000  42,188  56,250  70,313  84,375  98,438  113,438
$152,000(2)        15,200   30,400  42,788  57,050  71,313  85,575  99,838  115,038
$152,000(2)        15,200   30,400  42,788  57,050  71,313  85,575  99,838  115,038

(1) High five-year average monthly earnings means the average of a participant's monthly earnings in the five consecutive years yielding the highest such average while a participant in the Retirement Plan. For participants with less than five years of service, it is the average of monthly earnings for all complete calendar years of participation.
(2) Limited due to maximum earnings limits under Section 401(a)(17) of the Code.


      As of December 14, 1997, officers Michael Nilan, Patrick F.X. Nilan and Eugene V. Malinowski had 11, 37 and 1 years of credit service, respectively, and accrued benefits under the Retirement Plan equal to annual retirement benefits of $16,061, $149,436 and $0, respectively. Mr. Patrick F.X. Nilan retired from the Bank on June 30, 1997 and received a lump sum benefit payment of $1.6 million under the Retirement Plan.

      SUPPLEMENTAL EXECUTIVE RETIREMENT INCOME-DEFERRED COMPENSATION AGREEMENTS. The Bank has previously maintained supplemental executive retirement agreements for certain executives of the Bank and their beneficiaries whose benefits from the tax-qualified defined benefit plan maintained by the Bank were reduced by reason of (i) the annual limitation on benefits and contributions imposed by
Section 415 of the Code and (ii) the limitation imposed by Section 401(a)(17) of the Code with respect to compensation that can be taken into consideration in the determination of benefits. The lump sum payments represented the present value of the executives' accrued annual benefits under the supplemental executive retirement agreements based on a current actuarial valuation. The Bank determined that paying the participants in a lump sum would benefit the Bank over time by saving the annual accruals that would otherwise be required to fund the supplemental executive retirement agreements. The Bank has discontinued this plan, but may reinstate it in the future as employees become eligible.

      OPTION EXERCISES AND YEAR-END VALUE. Set forth below is certain information concerning exercised and unexercisable options during the fiscal year ended March 31, 1998 for Named Executive Officers.


                                    AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                                          AND FISCAL YEAR-END OPTION VALUES


                                                NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED IN-
                                                  OPTIONS AT FISCAL           THE-MONEY OPTIONS AT
                       SHARES                          YEAR-END                FISCAL YEAR-END(2)
                       ACQUIRED                --------------------------  ---------------------------
                        UPON        VALUE
NAME                   EXERCISE    REALIZED    EXERCISABLE/UNEXERCISEABLE   EXERCISABLE/UNEXERCISABLE
----                   --------  -----------   --------------------------  ---------------------------

Michael Nilan.......       -          -                4,046/6,069              $42,260/$63,390
Patrick F.X. Nilan..    62,391    $518,762(3)           37,184/0                  $388,387/$0
Eugene V. Malinowski       -          -                   -/-                         -/-

----------------------------
(1)Represents the number of options of Common Stock held as of March 31, 1998.
(2)Equals the difference between the $4.43 exercise price of such options and the aggregate fair market value of the shares of Common Stock that would be received upon exercise, assuming such exercise occurred on March 31, 1998, at which date the last sale of the Common Stock, as quoted on the Nasdaq National Market, was at $14.875 per share.
(3)The market price of the Common Stock on September 30, 1997, the date Mr. Patrick F.X. Nilan exercised 42,476 options, was $12.625, and the market price of the Common Stock on February 10, 1998, the date Mr.
   Patrick F.X. Nilan exercised 19,915 options, was $13.00.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock on the Record Date or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, that owns more than 5% of the Company's Common Stock.


                                                                 AMOUNT OF
                                                                 NATURE OF       PERCENT
                                                                 BENEFICIAL         OF
TITLE OF CLASS        NAME AND ADDRESS OF BENEFICIAL OWNER       OWNERSHIP         CLASS
--------------        ------------------------------------       ---------        -------

Common Stock........  First Savings Bank of New Jersey, SLA       708,179(1)        7.8%
                      Employee Stock Ownership Plan ("ESOP")
                      568 Broadway
                      Bayonne, New Jersey 07002

Common Stock........  Jeffrey S. Halis                             94,846(2)        1.0%(3)
                      500 Park Avenue
                      Fifth Floor
                      New York, New York  10022

Common Stock........  Michael Lowenstein                          431,151(4)        4.7%(5)
                      500 Park Avenue
                      Fifth Floor
                      New York, New York  10022

Common Stock........  Franklin Resources, Inc.                    618,505(6)        6.8%
                      777 Mariners Island Blvd.
                      San Mateo, California  94404

-------------------------
(1)Shares of Common Stock were acquired by the ESOP in the second-step conversion and reorganization of the Bank from the mutual holding company structure to the stock holding company structure, which was consummated on August 22, 1997 (the "Conversion and Reorganization"). The ESOP Committee administers the ESOP. First Security Trust Company has been appointed as the trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the ESOP participants. At July 28, 1998, 191,186 shares had been allocated under the ESOP and 516,993 shares remain unallocated. Each participant, however, will be deemed to have one share of Common Stock in the ESOP allocated to such participant's account for the purpose of providing voting instructions to the ESOP Trustee. Under the ESOP, unallocated shares and allocated shares as to which voting instructions are not given by participants are to be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the fiduciary provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").
(2)Based on information disclosed in a Schedule 13D/A filed with the SEC on June 9, 1998.
(3)The 431,151 shares reported in a Schedule 13D filed by Michael Lowenstein on September 5, 1997 include shares owned by Tyndall Partners, L.P., Madison Avenue Partners, L.P., Tyndall Institutional Partners, L.P., and Halo International, Ltd. (collectively, the "investment group"). According to the
   Schedule 13D filed on September 5, 1997, Michael Lowenstein possesses the sole power to vote and dispose of the common stock held by the investment group. However, Jeffrey S. Halis is a general partner of Halo Capital Partners, L.P., which is the sole general partner of each member of the investment group, and also serves as a member of Jemi Management, L.L.C., which serves as the investment manager for Halo International, Ltd.
(4)Based on information disclosed in a Schedule 13D filed with the SEC on September 5, 1997.
(5)Mr. Lowenstein disclaims any interest in the shares owned individually by Mr. Halis.
(6)Based on information disclosed in a Schedule 13G filed with the SEC on January 28, 1998.

   Information regarding the security ownership of management is disclosed under
Item 10.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   All loans made by the Bank to its directors and executive officers are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectibility or present other unfavorable features. The Bank may, in the future, determine to offer loans to executive officers and directors on terms not available to the public, but available to other employees, in accordance with recently modified federal regulations. Under the Bank's existing policy, any loan to an executive officer or director, must be approved, in advance, by a majority of the disinterested members of the Board of Directors.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              BAYONNE BANCSHARES, INC.


Date: July 29, 1998                 By:   /s/ Michael Nilan
                                          --------------------------------------
                                          Michael Nilan
                                          Director, President and Chief
                                          Executive Officer


   Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed by the following persons on behalf of the Bank and in capacities and on the dates indicated.


By: /s/ Patrick F.X. Nilan
    ---------------------------
    Patrick F.X. Nilan
    Chairman of the Board


Date:  July 29, 1998


By: /s/ Michael Nilan          By:   /s/ Eugene V. Malinowski
    ---------------------            ---------------------------
    Michael Nilan                    Eugene V. Malinowski
    Director, President and Chief    Vice President and Chief
    Executive Officer                Financial Officer (Principal Financial and
    (Principal Executive Officer)    Accounting Officer)


Date:  July 29, 1998                Date:  July 29, 1998


By: /s/ Joseph L. Wisniewski         By:   /s/ Frederick Whelply
    -------------------------              -----------------------
    Joseph L. Wisniewski                   Frederick Whelply
    Director                               Director


Date:  July 29, 1998                Date:  July 29, 1998


By: /s/ James F. Sisk                By:   /s/ Patrick D. Conaghan
    ------------------------               ------------------------
    James F. Sisk                          Patrick D. Conaghan
    Director                               Director


Date:  July 29, 1998                Date:  July 29, 1998