Form 10-Q
period 1998-09-30
BAYONNE BANCSHARES INC
filed 1998-11-13
CIK 1035448

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                             ----------------------

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended SEPTEMBER 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                    to
                                    ------------------    -------------------


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

          Yes |X| No [ ]

            AS OF NOVEMBER 13, 1998, THERE WERE 9,139,507 SHARES OF THE
                      REGISTRANT'S COMMON STOCK OUTSTANDING


================================================================================

                            BAYONNE BANCSHARES, INC.

                                      INDEX

PART I.     FINANCIAL INFORMATION                                          Page

Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition as of           1
            September 30, 1998 and March 31, 1998

            Consolidated Statements of Income for the three and six        2
            months ended September 30, 1998 and 1997

            Consolidated Statements of Stockholders' Equity for the six    3
            months ended September 30, 1998 and 1997

            Consolidated Statements of Cash Flows for the six              4-5
            months ended September 30, 1998 and 1997

            Notes to Consolidated Financial Statements                     6-7

Item 2.     Management's Discussion and Analysis of Financial              8-13
            Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures About Market Risk     14

PART II.    OTHER INFORMATION                                              15

PART I                       FINANCIAL INFORMATION
ITEM 1
                       Consolidated Financial Statements


                                     BAYONNE BANCSHARES, INC.
                          CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     (IN THOUSANDS OF DOLLARS)


                                                             September 30, 1998      March 31, 1998
                                                             --------------------------------------
                                                                (unaudited)
ASSETS
Cash and cash equivalents:
 Cash on hand and in banks                                        $   3,042            $   4,712
 Deposits with financial institutions                                  --                 11,900
 AMF short-term fund                                                      5                    5
                                                                  ---------            ---------
  Total cash and cash equivalents                                     3,047               16,617


Securities available for sale, at market value                      324,457              362,778
Securities held to maturity                                          11,708               10,274
Loans receivable, net                                               308,789              235,465
Accrued interest receivable, net                                      3,901                4,089
Federal Home Loan Bank stock, at cost                                10,511                7,460
Real estate acquired in settlement of loans                             501                  330
Office properties and equipment, net                                  5,524                5,351
Prepaid expenses                                                        987                  672
Other assets                                                          3,232                3,022
                                                                   --------             --------
 Total Assets                                                     $ 672,657            $ 646,058
                                                                  =========            =========

LIABILITIES AND STOCKHOLDERS' EQUITY


Liabilities:
 Deposits                                                         $ 420,749            $ 423,545
 Borrowings                                                         146,750              115,000
 ESOP loan                                                              272                  380
 Advance payment by borrowers for taxes and insurance                 3,969                3,754
 Accrued expenses and other liabilities                               5,765                4,730
                                                                  ---------            ---------
  Total Liabilities                                               $ 577,505            $ 547,409
                                                                  =========            =========

Stockholders' equity:
 Common stock                                                            91                   91
 Additional paid in capital                                          60,995               60,246
 Common stock acquired by ESOP and MRP                               (7,068)              (4,301)
 Retained earnings-substantially restricted                          44,999               43,702
 Accumulated comprehensive loss                                      (3,865)              (1,089)
                                                                  ---------            ---------
  Total stockholders' equity                                         95,152               98,649
                                                                  ---------            ---------
   Total liabilities and Stockholders' equity                     $ 672,657            $ 646,058
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

                                          BAYONNE BANCSHARES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                 (IN THOUSANDS OF DOLLARS)
                                                        (UNAUDITED)


                                                                    Three Months                       Six Months
                                                                 Ended September 30,               Ended September 30,
                                                                --------------------           ---------------------------
                                                                  1998        1997               1998               1997
                                                                --------    --------           --------           --------
Interest and dividend income:
 Loans                                                          $  6,088    $  4,884           $ 11,007           $  9,801
 Securities available for sale                                     4,590       4,988              9,937              9,571
 Securities held to maturity                                         381         297                704                602
 Overnight deposits with financial institutions                       78         124                136                212
                                                                --------    --------           --------           --------
Total interest and dividend income                              $ 11,137    $ 10,293           $ 21,784           $ 20,186
                                                                --------    --------           --------           --------

Interest expense:
 Interest on deposits                                              4,561       5,191              9,153             10,377
 Interest on other borrowings                                      2,174       1,238              3,989              2,368
                                                                --------    --------           --------           --------
  Total interest expense                                           6,735       6,429             13,142             12,745
                                                                --------    --------           --------           --------

Net interest income                                                4,402       3,864              8,642              7,441
 Provision for loan losses                                            75          45                125                 90
                                                                --------    --------           --------           --------
Net interest income after  provision for loan losses               4,327       3,819              8,517              7,351
                                                                --------    --------           --------           --------

Other Income
 Loan fees and service charges                                        69          63                137                131
 Deposit fees                                                        159         147                318                278
 Gain (loss) on securities available for sale, net                   197          (5)               176                 (5)
 Income from Subsidiary                                               69          26                115                 73
 (Loss) gain on sales of real estate acquired in
  settlement of loans, net                                            (8)         (1)               (22)                11
 Other                                                                52          53                125                194
                                                                --------    --------           --------           --------
  Total other income                                                 538         283                849                682
                                                                --------    --------           --------           --------

Operating expenses:
 Compensation and employee benefits                                1,589       1,476              3,164              2,942
 Occupancy and equipment                                             310         311                620                602
 Data processing service expense                                     210         207                421                431
 Deposit insurance premiums                                          135         142                272                287
 Other                                                               524         428              1,024                902
                                                                --------    --------           --------           --------
  Total operating expenses                                         2,768       2,564              5,501              5,164
                                                                --------    --------           --------           --------


Income before income tax expense                                   2,097       1,538              3,865              2,869
Income tax expense                                                   776         569              1,430              1,062
                                                                --------    --------           --------           --------
Net income                                                      $  1,321    $    969           $  2,435           $  1,807
                                                                ========    ========           ========           ========
Basic earnings per share                                        $   0.15    $   0.11           $   0.27           $   0.20
                                                                ========    ========           ========           ========
Diluted earnings per share                                      $   0.15    $   0.11           $   0.27           $   0.20
                                                                ========    ========           ========           ========



        See accompanying notes to the consolidated financial statements.

                                                    BAYONNE BANCSHARES, INC.
                                                        AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                        SIX MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                                     (IN THOUSANDS OF DOLLARS)
                                                            (UNAUDITED)


                                                                                        Retained
                                                Additional   Unallocated Unamortized    Earnings        Accumulated       Total
                                      Common     Paid in        ESOP        MRP        Substantially   Comprehensive   Stockholders'
                                      Stock      Capital       Shares      Shares       Restricted          Loss          Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 1997             $  90     $ 12,643      $   (598)  $   (378)      $ 40,658          $ (4,336)     $ 48,079
Net income for the six month
 period ended September 30, 1997       --           --            --         --            1,807              --           1,807
Amortization of ESOP                   --             57           109       --             --                --             166
Amortization of MRP                    --             22          --           81           --                --             103
Dividend Paid                          --           --            --         --             (528)             --            (528)
Exercise of stock options              --             61          --         --             --                --              61
Comprehensive income                                                                                         2,902         2,902
Establishment of second ESOP           --           --          (3,895)      --             --                --          (3,895)
Issuance and exchange of
 common stock as a result
 of the conversion/reorganization      --         46,466          --         --             --                --          46,466
                                      -----     --------      --------    -------       --------          --------      --------
Balance at September 30, 1997         $  90     $ 59,249      $ (4,384)   $  (297)      $ 41,937          $ (1,434)     $ 95,161
                                      =====     ========      ========    =======       ========          ========      ========

Balance at March 31, 1998             $  91     $ 60,246      $ (4,081)    $ (220)      $ 43,702          $ (1,089)     $ 98,649
Net income for the six month
 period ended September 30, 1998       --           --            --         --            2,435              --           2,435
Amortization of ESOP                   --            465           239       --             --                --             704
Amortization of MRP                    --            130          --          249           --                --             379
Dividend Paid                          --           --            --         --           (1,138)             --          (1,138)
Exercise of stock options              --            154          --         --             --                --             154
Purchase of shares for MRP Plan                                            (3,255)                                        (3,255)
Comprehensive loss                     --           --            --         --             --              (2,776)       (2,776)
                                       -----     --------      --------    -------       --------          --------      --------
 Balance at September 30, 1998         $  91     $ 60,995      $ (3,842)   $(3,226)      $ 44,999          $ (3,865)     $ 95,152
                                       =====     ========      ========    =======       ========          ========      ========


          See accompanying notes to consolidated financial statements.


                                    BAYONNE BANCSHARES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (IN THOUSANDS OF DOLLARS)
                                                   (UNAUDITED)

                                                                                Six Months Ended September 30,
                                                                            ------------------------------------
                                                                               1998                       1997
                                                                            ---------                  ---------
Cash flows from operating activities:
Net income                                                                  $   2,435                  $   1,807

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

 Depreciation of office properties and equipment                                  298                        284
 (Gain) loss on securities available for sale                                    (176)                         5
 Provision for loan losses                                                        125                         90
 Loss (gain) on real estate operations                                             22                        (11)
 Amortization of premiums on
  investment securities and mortgage backed securities                          1,271                        240
 Amortization of ESOP and MRP shares                                            1,083                        469
 Net increase in deferred loan fees                                              (123)                       (91)
 Net increase (decrease) in accrued interest receivable                           188                       (205)
 Net (decrease) increase in prepaid expenses                                     (315)                       542
 Net (decrease) increase in other assets                                         (210)                       678
 Net increase (decrease) in accrued expenses and other liabilities              1,108                     (3,191)
                                                                            ---------                  ---------
  Total adjustments                                                             3,271                     (1,190)
                                                                            ---------                  ---------

  Net cash provided by operating activities                                     5,706                        617
                                                                            ---------                  ---------

Cash flows from investing activities:

 Principal payments and maturities on securities available for sale         $  77,518                  $  24,521
 Proceeds from securities available for sale                                   87,654                       --
 Purchases of securities available for sale                                  (135,951)                   (61,076)
 Net (increase) decrease in loans receivable                                  (73,449)                     3,394
 Maturities of securities held to maturity                                      3,554                        984
 Proceeds from sales of real estate acquired in settlement of loans                25                        276
 Purchase of FHLB stock                                                        (3,051)                      --
 Purchase of premises and equipment                                              (398)                       (28)
                                                                            ---------                  ---------
  Net cash used in investing activities                                        44,098                     31,929
                                                                            ---------                  ---------

Cash flows from financing activities:
 Net decrease in deposits                                                      (2,796)                  (12,008)
 Net increase in advance payments by borrowers for taxes and insurance            215                        274
 Dividends paid                                                                (1,138)                      (528)
 Increase in borrowings and repurchase agreements                              31,750                       --
 Payment on ESOP debt                                                            (108)                      (109)
 Issuance of common stock as a result of the conversion/reorganization           --                       42,371
 Exercise of stock options                                                        154                         61
                                                                            ---------                  ---------
  Net cash provided by financing activities                                 $  24,822                  $  30,061
                                                                            ---------                  ---------


        See accompanying notes to the consolidated financial statements


                      BAYONNE BANCSHARES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS, (CONTINUED)
                              (IN THOUSANDS OF DOLLARS)
                                      (UNAUDITED


                                                       Six Months Ended September 30,
                                                       ------------------------------
                                                           1998              1997
                                                         --------          --------

Net decrease in cash and cash equivalents                $(13,570)         $ (1,251)

Cash and cash equivalents at start of period             $ 16,617          $ 15,472
                                                         --------          --------

Cash and cash equivalents at end of period               $  3,047          $ 14,221
                                                         ========          ========


Supplemental schedule of cash flow information:

Real estate acquired in settlement of loans              $    190          $    302
Taxes Paid                                               $    956          $    769
Interest Paid                                            $ 13,127          $ 12,745


        See accompanying notes to the consolidated financial statements.

                    BAYONNE BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1)   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X for Bayonne Bancshares, Inc. (the `Company") and Subsidiaries. The Company is the holding company of First Savings Bank of New Jersey, SLA, a New Jersey chartered savings and loan association (the "Bank").


2)   CONVERSION AND REORGANIZATION

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


3)   NON-PERFORMING LOANS

     Non-performing loans at September 30, 1998, and March 31, 1998 are as follows (in thousands of dollars):


                                                   September 30, 1998         March 31, 1998
                                                   ------------------         --------------
Loans delinquent 90 days or more
and other non-performing loans                           $4,284                   $3,817
                                                         ------                   ------

Loans delinquent 90 days or more and
other non-performing loans as a
percentage of  loans receivable, net                      1.39%                    1.62%


     An analysis of the allowance for loan losses for the six-month periods ended September 30, 1998 and 1997 is as follows (in thousands of dollars)


                                    September 30, 1998       September 30, 1997
                                    ------------------       ------------------
Balance at start of period               $2,953                    $3,158
Provision charged to operations             125                        90
Net (charge-offs) recoveries                (43)                     --
                                         ------                    ------
Balance at end of period                 $3,035                    $3,248
                                         ======                    ======

4)   EARNINGS PER SHARE


     The Bank adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 established the new standard for computation and presentation of net income per common share. Under the new requirements both basic and diluted net income per common share are presented. All prior period net income per common share data has been restated.

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

     The following table summarizes the computation of basic earnings and diluted earnings per common share for the three and six months ended September 30, 1998 and 1997:

                                                   Three months ended          Six months ended
                                                      September 30               September 30
                                                -----------------------     -----------------------
(Dollars in thousands, except per share data)      1998         1997           1998         1997
                                                ----------   ----------     ---------    ----------

Earnings available to common shareholders       $    1,321   $      969     $    2,435   $    1,807
                                                ==========   ==========     ==========   ==========

Weighted average common shares outstanding       9,041,000    8,640,527      9,022,484    8,907,145

Plus common stock equivalents                      133,637       14,950        133,637       54,490
                                                ----------   ----------     ----------   ----------
Diluted weighted average shares outstanding      9,174,637      8,655,477    9,156,121    8,961,635
                                                ==========   ==========     ==========   ==========

Earnings per common share:

Basic                                           $     0.15   $     0.11     $     0.27   $     0.20
                                                ==========   ==========     ==========   ==========

Diluted                                         $     0.15   $     0.11     $     0.27   $     0.20
                                                ==========   ==========     ==========   ==========

5)   RECLASSIFCATIONS

     Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.


6)   PROPOSED MERGER WITH RICHMOND COUNTY FINANCIAL CORP.

     The Company announced on July 20, 1998 that it had entered into a definitive agreement to merge with Richmond County Financial Corp., which agreement was amended and restated on October 14, 1998. Under the terms of the agreement, which is subject to approval by shareholders of each company and regulatory authorities, the Company's shareholders will receive 1.05 shares of Richmond County Financial Corp. common stock for each share of the Company owned. The transaction is intended to be a tax-free merger accounted for as a purchase transaction and is expected to be completed by the first quarter of calendar 1999. The Amended and Restated Agreement and Plan of Merger was included as an exhibit to the Form 8-K filed by the Company on October 16, 1998.


7)   RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, and for hedging activities. This statement is effective for periods commencing January 1, 2000. The Company is currently evaluating the impact this statement will have on its results of operations and its financial position. The effect of adopting this statement is not expected to have a material effect on the Company's results of operations or financial condition.


8)   COMPREHENSIVE INCOME

     During the quarter ended September 30, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The financial statements reflect the adoption of SFAS N0 130.

     Total comprehensive (loss) income for the six months ended September 30, 1998 and 1997 was $(341,000) and $1,095,000, respectively. For the six months ended September 30, 1998, total comprehensive loss represented net income of $2,435,000 and other comprehensive loss of $2,776,000. For the six months ended September 30, 1997, total comprehensive loss represented net income of $1,807,000 and other comprehensive income of $2,902,000. Other comprehensive income for the above-mentioned periods related to unrealized gains/losses on securities available for sale, net of tax.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

     Stockholders' equity decreased by $3.4 million to $95.2 million at September 30, 1998 from $98.6 million at March 31, 1998. The decrease in stockholders equity is attributable to the acquisition of 194,768 shares of common stock for $3.3 million to be used for stock awards under the Bayonne Bancshares, Inc. 1998 Stock Based Incentive Plan, and a $2.8 million of comprehensive loss relating to the mark-to-market adjustment on securities available for sale, partially offset by net income of $2.4 million for the six months ended September 30, 1998. At September 30, 1998, the tangible, core and risk based capital ratios were 12.24%, 12.24%, and 27.30%, respectively.

     Total assets increased by $26.6 million to $672.7 million at September 30, 1998 compared to $646.1 million at March 31, 1998. Securities available for sale, at market value decreased by $ 38.3 million or 10.6% to $324.5 million at September 30, 1998 from $362.8 million at March 31, 1998. The decrease was primarily attributable to the sale of $45.0 million of US Government treasuries and agencies and $12.0 million of mortgage backed securities, which was partially offset by the purchase of $25.0 million of variable rate trust preferred securities.

     Loans receivable, net, increased by $73.3 million or 31.1% to $ 308.8 million at September 30, 1998 compared to $235.5 million at March 31, 1998. The increase primarily resulted from the purchase of $80.0 million of seasoned, fixed rate single family loans yielding approximately 6.5%, with approximately $58.0 million of these loans located in New Jersey, New York and Pennsylvania. The increase in loans receivable, net, was partially reduced by net amortization and payoffs of $18.8 million on mortgage loans during the quarter.

     Total liabilities increased by $30.1 million or 5.50% to $577.5 million as of September 30, 1998 compared to $547.4 million at March 31, 1998. Borrowings increased by $31.8 million or 27.6% to $146.8 million at September 30, 1998 compared to $115.0 million at March 31, 1998. Wholesale borrowings were used to increase the Bank's holdings of variable-rate trust preferred and mortgage backed securities, to fund a portion of the whole loan purchase and to fund the outflow of maturing high yielding certificates of deposit.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

     Net income was $1,321,000 for the three months ended September 30, 1998 compared to $969,000 for the quarter ended September 30, 1997. Total interest and dividend income increased by $844,000 or 8.2% to $11.1 million for the three months-ended September 30,1998 compared to $10.3 million for the comparable prior year quarter. This increase primarily resulted from an increase in average earning assets of $73.6 million to $662.0 million for the three months ended September 30, 1998 compared to $588.4 million for the comparable period ending September 30, 1997. The increase was partially offset by a decrease in the yield on average interest earning assets to 6.73% for the three months ended September 30, 1998 from the 7.00% yield for the three months ended September 30, 1997. The increase in average interest earning assets was primarily due to the $80.0 million in whole loans purchased on June 30, 1998. The interest income from these loans approximated $1.4 million for the quarter ended September 30, 1998.

     Total interest expense increased by $306,000 to $6.7 million for the three months ended September 30, 1998 compared to $6.4 million for the comparable prior year quarter. The increase primarily resulted from an increase in average interest bearing liabilities of $49.6 million or 9.4 % to $576.1 million for the three months ended September 30, 1998 from $526.5 million for the three months ended September 30, 1997. The increase in average interest bearing liabilities was primarily due to an increase in average borrowings of $65.4 million or 73.7% to $154.1 million for the three months ended September 30, 1998 compared to $88.7 million for the comparable prior year quarter.

     The provision for loan losses totaled $75,000 and $45,000 for the three-month period ended September 30, 1998 and 1997, respectively. The provision is a result of management's judgement based on a review of the Bank's loans and consideration of a variety of factors, including, but not limited to,
(1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing levels of reserve for possible losses in the future. Non-performing loans at September 30, 1998 and March 31, 1998 were $4.3 million and $3.8 million or 1.39% and 1.62% of loans receivable, net, respectively.

     Total other income increased by $255,000 to $538,000 for the three months ended September 30, 1998 compared to $283,000 for the comparable prior year quarter. The increase was primarily attributable to gains on sales of securities available for sale of $197,000 during the quarter compared to a loss of $5,000 for the quarter ended September 30, 1997 and income from Bayonne Service Corp., which increased by $43,000 to $69,000 for the quarter ended September 30, 1998 compared to $26,000 for the quarter ended September 30, 1997. Bayonne Service Corp. is a wholly owned subsidiary of the Bank engaged in the sale of non-deposit investment products.

     Total operating expense increased by $204,000 or 8.0% to $2.8 million for the three months ended September 30, 1998 compared to $2.6 million for the three months ended September 30, 1997. Compensation and employee benefits increased by $112,000 or 7.6% due to increased expenses from new and existing ESOP and Management Recognition Plans of $280,000 which was partially offset by the lower salary expense of $66,000.

     Income tax expense for the quarter increased by $207,000 to $776,000 for the three months ended September 30, 1998 compared to $569,000 for the comparable prior year quarter as a result of an increase of $559,000 in income before income taxes for the three months ended September 30, 1998 compared to the income before income taxes for the same prior year quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998

     Net income increased by $628,000 or 34.8% to $2.4 million for the six months ended September 30, 1998 compared to $1.8 million for the six months ended September 30, 1997. This increase resulted from an increase in average interest earning assets of $75.4 million to $651.8 million for the six months ended September 30, 1998 from $576.3 million for the comparable prior year period, which was partially offset by a decrease in yield on average interest earning assets to 6.68% for the six months ended September 30, 1998 from the 7.01% for the six months ended September 30, 1997. The increase in average interest earning assets was primarily due to the $80.0 million in whole loans purchased on June 30, 1998. The interest income from these loans approximated $1.4 million for the six months ended September 30, 1998.

     Total interest expense increased by $397,000 or 3.1% to $13.1 million for the six months ended September 30, 1998 compared to $12.7 million for the comparable prior year period. The increase primarily resulted from an increase of $40.4 million or 7.7% in average interest bearing liabilities to $565.3 million for the six months ended September 30, 1998 compared to $524.9 million for the six months ended September 30, 1997. This increase in average interest bearing liabilities was primarily due to an increase in average borrowings of $58.9 million to $143.2 million for the six months ended September 30, 1998 compared with $84.3 million for the comparable prior year period.

     The provision for loan losses totaled $125,000 and $90,000 for the six-month periods ended September 30, 1998 and 1997, respectively. The provision is the result of management's judgement based on a review of its loans and a consideration of a variety of factors including, but not limited to, (1) the risk characteristics of its loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing levels of reserve for possible loan losses in the future. Non-performing loans at September 30, 1998 and March 31, 1998 were $4.3 million and $3.8 million or 1.39% and 1.62% of loans receivable, net, respectively.

     Total other income increased by $167,000 or 24.5% to $849,000 for the six months ended September 30, 1998 compared to $682,000 for the six months ended September 30, 1997. The increase was primarily attributable to gains on sale of securities available for sale of $176,000 for the six months ended September 30, 1998.

     Total operating expense increased by $337,000 or 6.5% to $5.5 million for the six-month's ended September 30, 1998 from $5.2 million for the comparable prior year period. This increase was primarily the result of an increase in compensation and employee benefits of $221,000 or 7.5% due to increased expense of $533,000 for new and existing ESOP and Management Recognition Plans to $1.1 million for the six months ended September 30, 1998 compared to $548,000 for the six months ended September 30, 1997. The increase was partially offset by lower executive salary and employee benefit expenses of $346,000 compared to the comparable prior year period. Other operating expenses increased by $124,000 to $1.0 million from $902,000 primarily due to the increase in shareholder services expense of $111,000.

     Income tax expense increased to $1.4 million for the six months ended September 30, 1998 from $1.1 million for the six months ended September 30, 1997 as a result of an increase of $996,000 in pre-tax income for the six-month period ended September 30, 1998.



CAPITAL

     The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1998 were as follows (in thousands of dollars):

                                                                                         Excess of Actual
                                    Required         % of      Actual          % of      Over Regulatory
                                     Amount         Assets     Amount         Assets       Requirements
                                    --------        ------     ------         ------     ----------------

Tangible Capital.........           $ 9,885         1.50%     $80,651         12.24%         $70,766
Core Capital.............           $26,361         4.00%     $80,651         12.24%         $54,290
Risk-based Capital.......           $23,635         8.00%     $80,651         27.30%         $57,016

     If the allowance for marketable debt and equity securities was included in capital, the Bank's tangible, core and risk-based capital ratios would be 11.82%, 11.82% and 26.25%, respectively, at September 30, 1998.

LIQUIDITY

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 20.49% during the month of September 30, 1998 and 24.17% during three months ended September 30, 1998. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.



YEAR 2000 CONSIDERATIONS

     The Company and the Bank rely on computers for the daily conduct of their business and for data processing. There is concern among industry experts that on January 1, 2000 computers will be unable to "read" the new year and there may be widespread computer malfunctions. The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure readiness to perform Year 2000 processing. A Year 2000 Committee has been formed to implement the Year 2000 project, develop policies, document readiness of the Bank and the Company to accommodate Year 2000 processing, and track and test progress towards full compliance. The Bank contracts with a service bureau to provide the majority of its data processing and is dependent upon purchased application software. In house applications are limited to word-processing and spreadsheet functions.

RISK OF YEAR 2000 ISSUES

     To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer accounting transactions, including deposits, withdrawals, loan payments and disbursements; the inability to reconcile and record daily activity; the inability to process loan applications or the track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be serious impaired.

STATE OF READINESS

     The Bank is in the process of ensuring that its external vendors and its data processing service provider are adequately addressing the system and software issues related to the Year 2000 by obtaining written system certifications that the systems are fully Year 2000 compliant or that the vendor has a plan to become fully compliant by December 31, 1998. The Bank will utilize the primary servicers, end-to-end tests, which will be available by December 31, 1998, to simulate daily processing on sensitive century dates. In the evaluation, the Bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the Year 2000 requirements. The Company does not anticipate that there will be any significant or material condition which will impact the service provider's ability to deliver accurate data processing services before, during and after the transition to the new millennium, therefore no formal contingency plans exist at this time. However, results of system tests conducted by the Company and by other users of this service provider will be carefully monitored to ensure that all issues have been identified and successfully remediated.

     The Committee has completed a systems inventory and obtained certification from its service bureau. The Committee has identified critical applications and implemented hardware system upgrades and system replacements. All upgrades have been implemented and will be substantially tested for the Year 2000 compliance by the first quarter of 1999. The Committee has budgeted $250,000 for hardware system upgrades and system replacements, which has been approved by the Board of Directors.

CONTINGENCY PLANS

     The Company is in the process of developing a contingency plan with its primary servicer. The plan will identify components of applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The Contingency Plan will ensure that the company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000.

     The discussion above contains certain forward-looking statements. Actual results may differ materially from the Company's expectations due to the nature and uncertainty of circumstances surrounding the Year 2000 problem. The Company may fail to identify systems that are not Year 2000 compliant, or the Company or other parties may fail to meet the dates and goals set above. If so, the extent and nature of efforts to then address those contingencies, to repair or replace the affected systems, the Company's ability to obtain qualified personnel, consultants or other resources and the success of those efforts cannot be stated with any degree to certainty.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk as of September 30, 1998 from the information as of March 31, 1998, which was disclosed in the Company's 1998 Form 10-K.

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

Changes in Securities
     Not applicable.

Defaults upon Senior Securities
     Not applicable.

Submission of Matters to Vote of Security Holders
     None.

Other Information

The Company announced on July 20, 1998 that it had entered into a definitive agreement to merge with Richmond County Financial Corp., which agreement was amended and restated on October 14, 1998. Under the terms of the agreement, which is subject to approval by shareholders of each company and regulatory authorities, the Company's shareholders will receive 1.05 shares of Richmond County Financial Corp. common stock for each share of the Company owned. The transaction is intended to be a tax-free merger accounted for as a purchase transaction and is expected to be completed by the first quarter of calendar 1999. The Amended and Restated Agreement and Plan of Merger was included as an exhibit to the Form 8-K filed by the Company on October 16, 1998.

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

(b) A report on Form 8-K was filed on July 27, 1998 for the Agreement and Plan of Merger with Richmond County Financial Corp. The Company also filed a Form 8-K on October 16, 1998 to disclose the amendment and restatement of the Agreement and Plan of Merger

*Incorporated herein by reference in this document from the Exhibits to the Form S-1 Registration Statement, filed on March 13, 1997, and any amendments thereto (Registration No. 333-23199).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              BAYONNE BANCSHARES, INC.


Date: November 13, 1998       By: /s/ MICHAEL A. NILAN
                                  ----------------------------------------------
                                      Michael A. Nilan
                                      President and Chief Executive Officer


Date: November 13, 1998       By: /s/ EUGENE V. MALINOWSKI
                                  ----------------------------------------------
                                      Eugene V. Malinowski
                                      Vice President and Chief Financial Officer