Form 10-Q/A
period 1998-09-30
BAYONNE BANCSHARES INC
filed 1999-01-27
CIK 1035448

                       SECURITIES AND EXCHANGE COMMISSION
                              450 5TH STREET, N.W.
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________ TO ___________


                           COMMISSION FILE NO. 0-22499

                            BAYONNE BANCSHARES, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                         22-3511899
                  --------                         ----------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification Number)

      568 BROADWAY, BAYONNE, NEW JERSEY               07002
      ------------- -------- --- ------               -----
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

      There were 9,139,507 shares of the Registrant's Common Stock issued and outstanding as of November 13, 1998.

                            BAYONNE BANCSHARES, INC.

                                      INDEX

                                                                          Page
                                                                          ----


PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................3

SIGNATURES

      The Registrant hereby amends the following item of its Quarterly Report on Form 10-Q for the period ended September 30, 1998, which was filed with the Commission on November 13, 1998, as set forth below:



                         PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations.
         -------------

FINANCIAL CONDITION

      Stockholder's equity decreased by $3.4 million to $95.2 million at September 30, 1998 from $98.6 million at March 31, 1998. The decrease in stockholders equity is attributable to the acquisition of 194,768 shares of common stock for $3.3 million to be used for stock awards under the Bayonne Bancshares, Inc. 1998 Stock Based Incentive Plan, and a $2.8 million of comprehensive loss relating to the market-to market adjustment on securities available for sale, partially offset by net income of $2.4 million for the six months ended September 30, 1998. At September 30, 1998, the tangible, core and risk-based ratios were 12.24%, 12.24%, and 27.30%, respectively.

      Total assets increased by $26.6 million to $672.7 million at September 30, 1998 compared to $646.1 million at March 31, 1998. Securities available for sale, at market value decreased by $38.3 million or 10.6% to $324.5 million at September 30, 1998 from $362.8 million at March 31, 1998. The decrease was primarily attributable to the sale of $45.0 million of US Government treasuries and agencies and $12.0 million of mortgage backed securities, which was partially offset by the purchase of $25.0 million of variable rate trust preferred securities.

      Loan receivable, net, increased by $73.3 million or 31.1% to $308.8 million at September 30, 1998 compared to $235.5 million at March 31, 1998. The increase primarily resulted from the purchase of $80.0 million of seasoned, fixed rate single family loans yielding approximately 6.5%, with approximately $58.0 million of these loans located in New Jersey, New York and Pennsylvania. The increase in loans receivable, net, was partially reduced by net amortization and payoffs of $18.8 million on mortgage loans during the quarter.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998

      Net income was $1,321,000 for the three months ended September 30, 1998 compared to $969,000 for the quarter ended September 30, 1997. Total interest and dividend income increased by $844,000 or 8.2% to $11.1 million for the three months ended September 30, 1998 compared to $10.3 million for the comparable prior year quarter. This increase primarily resulted from an increase in average earning assets of $73.6 million to $662.0 million for the three months ended September 30, 1998 compared to $588.4 million for the comparable period ending September 30, 1997. The increase was partially offset by a decrease in the yield on average interest earning assets to 6.73% for the three months ended September 30, 1998 from the 7.00% yield for the three months ended September 30, 1997. The increase in average interest earning assets was primarily due to the $80.0 million in whole loans purchased on June 30, 1998. The interest income from these loans approximated $1.4 million for the quarter ended September 30, 1998.

      Total interest expense increased by $306,000 to $6.7 million for the three months ended September 30, 1998 compared to $6.4 million for the comparable prior year quarter. The increase primarily resulted from an increase in average interest bearing liabilities of $49.6 million or 9.4% to $576.1 million for the three months ended September 30, 1998 from $526.5 million for the three months ended September 30, 1997. The increase in average interest bearing liabilities was primarily due to an increase in average borrowings of $65.4 million or 73.7% to $154.1 million for the three months ended September 30, 1998 compared to $88.7 million for the comparable prior year quarter.

      The provision for loan losses totaled $75,000 and $45,000 for the three-month period ended September 30, 1998 and 1997, respectively. The provision is a result of management's judgment based on a review of the Bank's loans and consideration of a variety of factors, including, but not limited to,
(1) the risk characteristics of the loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing levels of reserve for possible losses in the future. Non-performing loans at September 30, 1998 and March 31, 1998 were $4.3 million and $3.8 million or 1.39% and 1.62% of loans receivable, net, respectively.

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

      Total operating expense increased by $337,000 or 6.5% to $5.5 million for the six-months ended September 30, 1998 from $5.2 million for the comparable prior year period. This increase was primarily the result of an increase in compensation and employee benefits of $221,000 or 7.5% due to increased expense of $533,000 for new and existing ESOP and Management Recognition Plans to $1.1 million for the six months ended September 30, 1998 compared to $548,000 for the six months ended September 30, 1997. The increase was partially offset by lower executive salary and employee benefit expenses of $346,000 compared to the comparable prior year period. Other operating expenses increased by $124,000 to $1.0 million from $902,000 primarily due to the increase in shareholder services expense of $111,000.

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

CAPITAL

      The OTS requires that the Bank meet minimum tangible, core and risk-based capital requirements. As of September 30, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual and excess capital levels as of September 30, 1998 were as follows (in thousands of dollars):

                                                                          Excess of Actual
                                  Required    % of     Actual     % of    Over Regulatory
                                   Amount    Assets    Amount    Assets     Requirements
                                  --------  --------  --------  --------  ----------------

Tangible Capital................   $ 9,885     1.50   $80,651     12.24%        $70,766
Core Capital....................   $26,361     4.00   $80,651     12.24%        $54,290
Risk-based Capital..............   $23,635     8.00   $80,651     27.30%        $57,016

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

YEAR 2000 COMPLIANCE

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

RISK OF YEAR 2000 ISSUES

      To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customers accounting transactions, including deposits, withdrawals, loan payment and disbursements; the inability to reconcile and record daily activity; the inability to process loan applications or the track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired.

STATE OF READINESS

      The Company's subsidiary, the Bank, is in the process of ensuring that its external vendors and its data processing service provider are adequately addressing the system and software issues related to the Year 2000 by obtaining written system certifications that the systems are fully Year 2000 compliant or that the vendor has a plan to become fully compliant by December 31, 1998. The Bank has contacted 21 of its significant vendors and service providers and to date has received certifications from 67% of the vendors and service providers that they are Year 2000 compliant. The Bank will utilize the primary servicers, end-to-end tests, which will be available by December 31, 1998, to simulate daily processing on sensitive century change dates. In the evaluation, the Bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the Year 2000 requirements.

      The Bank has contacted 55 major borrowers to survey their Year 2000 readiness in order to anticipate any potential exposure. The Bank considers a major borrower to be one who has a business from which the repayment of the loan will be derived and for which the Year 2000 readiness therefore is an issue. The value of loans for which borrowers were surveyed totaled $2.2 million, which represents 100% of the Bank's major borrowers. The Bank has not contacted its largest dollar deposit customers to determine their readiness for Year 2000.

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

      The Company believes it has developed an effective plan to address the Year 2000 problem and that, based on the available information, its Year 2000 transition will not have a material effect on its business, operations or financial results. However, the Company has no control over the progress of third parties in addressing their own Year 2000 issues. If the necessary changes are not effected or are not completed in a timely manner, or if unanticipated problems arise, there may be a material impact on the Company's financial condition and results of operations.

      The Committee has completed a systems inventory and obtained certification from its service bureau. The Committee has identified critical applications and implemented hardware system upgrades and system replacements as of December 31, 1998. All upgrades have been implemented and will be substantially tested for the Year 2000 compliance by the first quarter of 1999.

COST TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES

      The Company's costs to achieve Year 2000 compliance are not expected to have a material financial impact on the Company. The Company intends to fund such costs from its current operations. However, as stated above, there can be no assurance that all such costs have been identified, or that there may not be some unforeseen cost which may have a material adverse effect on the Company's financial condition and results of operations. The Company has budgeted $250,000 for hardware system upgrades and system replacements, which has been approved by the Board of Directors.

CONTINGENCY PLANS

      The Company is in the process of developing two types of contingency plans. A remediation plan will identity components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. Business interruption plans will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000. The Company expects to have its contingency plans completed by June 30, 1999.

REMEDIATION PLAN

      The Company is in the process of developing a remediation plan with its primary servicer. The plan will identify components of applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The contingency plan will ensure that the company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000.

BUSINESS INTERRUPTION PLAN

      These plans would be invoked if unanticipated Year 2000 problems occur in production, similar to disaster recovery plans. Essentially, they require that resources are planned for deployment to ensure that such an interruption does not threaten the viability of the Company. The Company will review and modify its current business interruption plan, with its primary servicer, to specifically address the special circumstances of a disruption due to a Year 2000 related component failure.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             BAYONNE BANCSHARES, INC.


Date: January 27, 1999       By: /s/ Michael Nilan
                                 -----------------------------------------------
                                 Michael Nilan
                                 Director, President and Chief Executive Officer (Principal Executive Officer)


Date: January 27, 1999       By: /s/ Eugene V. Malinowski
                                 -----------------------------------------------
                                 Eugene V. Malinowski
                                 Vice President and Chief
                                 Financial Officer (Principal Financial and
                                 Accounting Officer)