Form 10-Q
period 1998-12-31
BAYONNE BANCSHARES INC
filed 1999-02-12
CIK 1035448

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                                   ----------
                                   FORM 10-Q
                                   ----------

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 1998

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to ____________________


                           COMMISSION FILE NO. 0-22499

                            BAYONNE BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                          22-3511899
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)

                     568 Broadway, Bayonne, New Jersey 07002
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (201) 437-1000


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check |X| whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

           AS OF FEBRUARY 12, 1999, THERE WERE 8,255,824 SHARES OF THE
                      REGISTRANT'S COMMON STOCK OUTSTANDING

                            BAYONNE BANCSHARES, INC.

                                      INDEX

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition as of                1
           December 31, 1998 and March 31, 1998

           Consolidated Statements of Income for the three and nine
           months ended December 31, 1998 and 1997                             2

           Consolidated Statements of Stockholders' Equity for the nine        3
           months ended December 31, 1998 and 1997

           Consolidated Statements of Cash Flows for the nine months         4-5
           ended December 31, 1998 and 1997

           Notes to Consolidated Financial Statements                        6-9

Item 2.    Management's Discussion and Analysis of Financial                9-15
           Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         15

PART II.   OTHER INFORMATION                                               15-16

PART I    FINANCIAL INFORMATION

Item 1

                       Consolidated Financial Statements

                            BAYONNE BANCSHARES, INC.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (in thousands)

                                                        December 31,   March 31,
                                                            1998         1998
                                                        -----------   ---------
ASSETS

Cash and cash equivalents:
  Cash on hand and in banks                              $   7,796    $   4,712
  Deposits with financial institutions                          --       11,900
  AMF short-term fund                                            5            5
                                                         ---------    ---------
    Total cash and cash equivalents                          7,801       16,617


Securities available for sale, at market value             314,096      362,778
Securities held to maturity                                 11,392       10,274
Loans receivable, net                                      295,838      235,465
Accrued interest receivable, net                             3,888        4,089
Federal Home Loan Bank stock, at cost                       10,511        7,460
Real estate acquired in settlement of loans                    651          330
Office properties and equipment, net                         5,435        5,351
Prepaid expenses                                             1,014          672
Other assets                                                 3,899        3,022
                                                         ---------    ---------
 Total Assets                                            $ 654,525    $ 646,058
                                                         =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits                                                $ 419,609    $ 423,545
 Borrowings                                                144,825      115,000
 ESOP loan                                                     217          380
 Advance payment by borrowers for taxes and insurance        2,532        3,754
 Accrued expenses and other liabilities                      5,358        4,730
                                                         ---------    ---------
  Total Liabilities                                      $ 572,541    $ 547,409
                                                         =========    =========

Stockholders' equity:
 Common stock                                                   92           91
 Additional paid in capital                                 61,352       60,246
 Common stock acquired by ESOP and MRP                      (6,827)      (4,301)
 Retained earnings-substantially restricted                 45,664       43,702
 Treasury stock-888,683 shares                             (14,764)          --
 Accumulated other comprehensive loss                       (3,533)      (1,089)
                                                         ---------    ---------
  Total stockholders' equity                                81,984       98,649
                                                         ---------    ---------
   Total liabilities and stockholders' equity            $ 654,525    $ 646,058
                                                         =========    =========

        See accompanying notes to the consolidated financial statements.

                            Bayonne Bancshare, Inc.
                                and Subsidiaries
                       Consolidated Statements of Income
                                 (in thousands)
                                  (unaudited)

                                                                             Three Months                       Nine Months
                                                                          Ended December 31,                 Ended December 31,
                                                                     --------------------------          --------------------------
                                                                       1998              1997              1998              1997
                                                                     --------          --------          --------          --------
Interest and dividend income:
  Loans                                                              $  5,849          $  4,904          $ 16,855          $ 14,705
  Securities available for sale                                         4,548             4,759            14,486            14,330
  Securities held to maturity                                             367               302             1,071               904
  Overnight deposits with financial institutions                           77               171               213               383
                                                                     --------          --------          --------          --------
Total interest and dividend income                                     10,841            10,136            32,625            30,322
                                                                     --------          --------          --------          --------

Interest expense:
  Interest on deposits                                                  4,485             5,011            13,638            15,388
  Interest on other borrowings                                          1,997             1,042             5,986             3,410
                                                                     --------          --------          --------          --------
   Total interest expense                                               6,482             6,053            19,624            18,798
                                                                     --------          --------          --------          --------

Net interest income                                                     4,359             4,083            13,001            11,524
  Provision for loan losses                                                75                45               200               135
                                                                     --------          --------          --------          --------
Net interest income after  provision for loan losses                    4,284             4,038            12,801            11,389
                                                                     --------          --------          --------          --------

Other income:
  Loan fees and service charges                                           119                63               256               194
  Deposit fees                                                            213               166               531               453
  Gain (loss) on securities available for sale, net                        40                --               216                (5)
  Income from Subsidiary                                                   20                45               135               119
  Gain (loss) on sales of real estate acquired in
  settlement of loans, net                                                (14)               (7)              (36)                4
  Other                                                                    56                31               181               215
                                                                     --------          --------          --------          --------
    Total other income                                                    434               298             1,283               980
                                                                     --------          --------          --------          --------

Operating expenses:
  Compensation and employee benefits                                    1,601             1,352             4,765             4,294
  Occupancy and equipment                                                 262               297               882               900
  Data processing service expense                                         210               193               631               625
  Deposit insurance premiums                                              136               141               407               428
  Other                                                                   630               505             1,655             1,406
                                                                     --------          --------          --------          --------
    Total operating expenses                                            2,839             2,488             8,340             7,653


Income before income tax expense                                        1,879             1,848             5,744             4,716
Income tax expense                                                        695               667             2,125             1,728
                                                                     --------          --------          --------          --------
Net income                                                           $  1,184          $  1,181          $  3,619          $  2,988
                                                                     ========          ========          ========          ========
Basic earnings per share                                             $   0.14          $   0.13          $   0.41          $   0.33
                                                                     ========          ========          ========          ========
Diluted earnings per share                                           $   0.14          $   0.13          $   0.41          $   0.33
                                                                     ========          ========          ========          ========

        See accompanying notes to the consolidated financial statements.

                            Bayonne Bancshare, Inc.
                                and Subsidiaries
                 Consolidated Statements of Shareholders' Equity
              Nine Month Periods ended December 31, 1998 and 1997
                                 (in thousands)
                                  (unaudited)

                                     Common    Additional Unallocated Unamortized Retained      Treasury Accumulated   Total
                                     Stock     Paid in    ESOP        MRP         Earnings      Stock    Other         Stockholders'
                                               Capital    Shares      Shares      Substantially          Comprehensive Equity
                                                                                  Restricted             Loss
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997            $  90     $12,643    $  (598)    $  (378)    $40,658   $    --      $(4,336)      $48,079
Net income for the nine
month period ended
December 31, 1997                       --          --         --          --       2,988        --           --         2,988
Amortization of ESOP                    --         203        163          --          --        --           --           366
Amortization of MRP                     --          72         --         109          --        --           --           181
Dividend Paid                           --          --         --          --        (948)       --           --          (948)
Exercise of stock options               --          61         --          --          --        --           --            61
Comprehensive income                    --          --         --          --          --        --        2,903         2,903
Establishment of second ESOP            --          --     (3,895)         --          --        --           --        (3,895)
Issuance and exchange of
common stock as a result
of the conversion/reorganization        --      46,466         --          --          --        --           --        46,466
                                     -----     -------    -------     -------     -------   --------     -------       -------
Balance at December 31, 1997         $  90     $59,445    $(4,330)    $  (269)    $42,698   $    --      $(1,433)      $96,201
                                     -----     -------    -------     -------     -------   --------     -------       -------

Balance at March 31, 1998            $  91     $60,246    $(4,081)    $  (220)    $43,702   $    --      $(1,089)      $98,649
Net income for the nine
month period ended
December 31, 1998                       --          --         --          --       3,619        --           --         3,619
Amortization of ESOP                    --         691        358          --          --        --           --         1,049
Amortization of MRP                     --         191         --         371          --        --           --           562
Dividend Paid                           --          --         --          --      (1,657)       --           --        (1,657)
Exercise of stock options                1         224         --          --          --        --           --           225
Purchase of shares for MRP Plan         --          --         --      (3,255)         --        --           --        (3,255)
Purchase of 888,683 shares of
 treasury stock                         --          --         --          --          --   (14,764)          --       (14,764)
Other comprehensive loss                --          --         --          --          --        --       (2,444)       (2,444)
                                     -----     -------    -------     -------     -------  --------      -------       -------
Balance at December 31, 1998         $  92     $61,352    $(3,723)    $(3,104)    $45,664  $(14,764)     $(3,533)      $81,984
                                     -----     -------    -------     -------     -------  --------      -------       -------

        See accompanying notes to the consolidated financial statements.

                    Bayonne Bancshare, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                    Nine Months Ended December 31,
                                                                          1998          1997
                                                                       ---------     ---------
 Cash flows from operating activities:
  Net income                                                           $   3,619     $   2,988

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation of office properties and equipment                            427           404
  (Gain) loss on securities available for sale                              (216)            5
  Provision for loan losses                                                  200           135
  Loss (gain) on real estate operations                                       36             4
  Amortization of premiums on
   investment securities and mortgage backed securities                    1,882           612
  Amortization of ESOP and MRP shares                                      1,611           747
  Net increase in deferred loan fees                                        (186)         (154)
  Net increase (decrease) in accrued interest receivable                     201          (187)
  Net (decrease) increase in prepaid expenses                               (342)          586
  Net (decrease) increase in other assets                                   (877)         (218)
  Net increase (decrease) in accrued expenses and other liabilities          629        (3,296)
                                                                       ---------     ---------
     Total adjustments                                                     3,365        (1,362)
                                                                       ---------     ---------

    Net cash provided by operating activities                              6,984         1,626
                                                                       ---------     ---------

Cash flows from investing activities:

  Principal payments and maturities on securities
   available for sale                                                    115,740        45,301
  Proceeds from securities available for sale                             94,005            --
  Purchases of securities available for sale                            (185,399)      (93,530)
  Net (increase) decrease in loans receivable                            (60,590)        3,661
  Maturities of securities                                                18,847         1,004
  Proceeds from sales of real estate acquired in
  settlement of loans                                                         25           452
  Purchase of FHLB stock                                                  (3,051)           --
  Purchase of premises and equipment                                        (430)          (29)
                                                                       ---------     ---------
     Net cash used in investing activities                               (20,853)      (43,141)
                                                                       ---------     ---------

  Cash flows from financing activities:
  Net decrease in deposits                                                (3,936)      (21,375)
  Net increase (decrease) in advance payments by borrowers for
   taxes and insurance                                                    (1,222)          397
  Dividends paid                                                          (1,657)         (948)
  Increase in borrowings and repurchase agreements                        29,825         9,950
  Payment on ESOP debt                                                      (163)         (163)
  Purchase of Shares for MRP Plan                                         (3,255)           --
  Treasury stock buy-back repurchase program                             (14,764)           --
  Issuance of common stock as a result of the
  conversion/reorganization                                                   --        42,371
  Exercise of stock options                                                  225            61
                                                                       ---------     ---------
    Net cash provided by financing activities                              5,053        30,293
                                                                       ---------     ---------

        See accompanying notes to the consolidated financial statements.

                    Bayonne Bancshare, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows
                                 (in thousands)
                                  (unaudited)

                                                                    Nine Months Ended December 31,
                                                                          1998          1997
                                                                       ---------     ---------

Net decrease in cash and cash equivalents                                 (8,816)      (11,222)

Cash and cash equivalents at start of period                              16,617        15,472
                                                                       ---------     ---------

Cash and cash equivalents at end of period                             $   7,801     $   4,250
                                                                       =========     =========

Supplemental schedule of cash flow information:

Real estate acquired in settlement of loans                            $     340     $     704
Taxes Paid                                                             $   2,392     $   1,419
Interest Paid                                                          $  19,603     $  15,366

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

2)   Conversion and Reorganization

     On August 22, 1997, Bayonne Bancshares, Inc. in accordance with the Bank's second-step conversion sold 4,869,190 shares of common stock at a price per share of $10.00. In addition, each of the 1,410,735 shares of common stock of First Savings Bank of New Jersey, SLA held by public stockholders were exchanged for 2.933 shares of common stock of Bayonne Bancshares, Inc. in accordance with the Bank's Plan of Conversion and Agreement and Plan of Reorganization.

3)   Non-Performing Loans

     Non-performing loans at December 31, 1998, and March 31, 1998 are as follows (in thousands of dollars):

                                              December 31, 1998   March 31, 1998
                                              -----------------   --------------
Loans delinquent 90 days or more and other
non-performing loans                                $3,371            $3,817
                                                    ======            ======

Loans delinquent 90 days or more and other
non-performing loans as a percentage of loans
receivable, net                                     1.14%              1.62%

     An analysis of the allowance for loan losses for the nine-month periods ended December 31, 1998 and 1997 is as follows (in thousands of dollars)

                                         December 31, 1998     December 31, 1997
                                         -----------------     -----------------
Balance at start of period                     $2,953               $3,158
Provision charged to operations                   200                  135
Net (charge-offs) recoveries                      (89)                (316)
                                               ------               ------
Balance at end of period                       $3,064               $2,977
                                               ======               ======

4)   Earnings Per Share

     The Company adopted SFAS No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 established the new standard for computation and presentation of net income per common share. Under the new requirements both basic and diluted net income per common share are presented. All prior period net income per common share data has been restated.

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

     The following table summarizes the computation of basic earnings and diluted earnings per common share for the three and nine months ended December 31, 1998 and 1997:

                                               Three months ended          Nine months ended
                                                   December 31                December 31

(In thousands, except per share data)            1998         1997         1998         1997
                                              ----------   ----------   ----------   ----------
Earnings available to common shareholders         $1,184       $1,181       $3,619       $2,988
                                              ==========   ==========   ==========   ==========

Weighted average common shares outstanding     8,568,451    8,922,097    8,719,333    8,921,917

Plus common stock equivalents                    130,685      101,754      157,283       99,694

Diluted weighted average shares outstanding    8,699,136    9,023,851    8,876,616    9,021,611

Earnings per common share:

Basic                                              $0.14        $0.13        $0.41        $0.33
                                              ==========   ==========   ==========   ==========

Diluted                                            $0.14        $0.13        $0.41        $0.33
                                              ==========   ==========   ==========   ==========

5)   Reclassifications

     Certain reclassifications have been made to the 1997 amounts to conform to the 1998 presentation.

6)   Proposed Merger with Richmond County Financial Corp.

     The Company announced on July 20, 1998 that it had entered into a definitive agreement to merge with Richmond County Financial Corp., which agreement was amended and restated on October 14, 1998. Under the terms of the agreement, which is subject to approval by shareholders of each company and regulatory authorities, the Company's shareholders will receive 1.05 shares of Richmond County Financial Corp. common stock for each share of the Company owned. The transaction is intended to be a tax-free merger accounted for as a purchase transaction and is expected to be completed by the first quarter of calendar 1999. The Amended and Restated Agreement and Plan of Merger was included as an exhibit to the Form 8-K filed by the Company on October 16, 1998. The merger is expected to be completed in the first calendar quarter of 1999, subject to regulatory and stockholder approval.

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

8)   Comprehensive Income (Loss)

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting of comprehensive income in addition to net income from operations. Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income. The financial statements reflect the adoption of SFAS No 130.

     Total comprehensive income for the nine months ended December 31, 1998 and 1997 was $1,175,000 and $5,891,000 respectively. For the nine months ended December 31, 1998, total comprehensive income represented net income of $3,619,000 and other comprehensive loss of $2,444,000. For the nine months ended December 31, 1997, total comprehensive loss represented net income of $2,988,000 and other comprehensive income of $2,903,000. Other comprehensive income for the above-mentioned periods related to unrealized gains/losses on securities available for sale, net of tax.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

     Stockholders' equity decreased by $16.6 million to $82.0 million at December 31, 1998 from $98.6 million at March 31, 1998. The decrease in stockholders' equity was primarily attributable to the purchase of 888,683 shares of Bayonne Bancshares, Inc. stock, totaling $14.8 million, as shares purchased by the Company in the open market pursuant to its stock repurchase program and shares purchased in the open market to fund stock awards under the Company's stock-based incentive plan were partially offset by net income of $3.6 million for the nine months ended December 31, 1998. At December 31, 1998, the Bank's tangible, core and risk based capital ratios were 9.99%, 9.99%, and 23.22%, respectively.

     Total assets increased by $8.4 million to $654.5 million at December 31, 1998 compared to $646.1 million at March 31, 1998. Securities available for sale decreased by $48.7 million or 13.4% to $314.1 million at December 31, 1998 from $362.8 million at March 31, 1998. The decrease was primarily attributable to the sale of $45.0 million of U.S. Government Agency securities and $12.0 million of mortgage backed securities which was partially offset by the purchase of $38.0 million of variable and fixed rate trust preferred securities.

     Loans receivable, net increased by $60.3 million or 25.6% to $295.8 million at December 31, 1998 compared to $235.5 million at March 31, 1998. The increase resulted primarily from the purchase of $80 million of seasoned, fixed rate single family loans partially offset by net amortization and payoffs of $49.8 million on mortgage loans during the nine month period.

     Total liabilities increased by $25.1 million or 4.6% to $572.5 million as of December 31, 1998 compared to $547.4 million at March 31, 1998. Borrowings increased by $29.8 million or 25.9% to $144.8 million at December 31, 1998 compared to $115.0 million at March 31, 1998. Borrowings were used to increase the Company holdings of trust preferred issues and mortgage backed securities and to fund a portion of the whole loan purchase and the outflow of maturing high yielding certificates of deposit.

Results of Operations for the Three Months Ended December 31, 1998

     Net income was $1.2 million for the three months ended December 31, 1998 compared to $1.2 million for the quarter ended December 31, 1997. Total interest and dividend income increased by $705,000 or 7.0% to $10.8 million for the three months ended December 31,

1998 from $10.1 million for the three months ended December 31, 1997. This increase resulted primarily from an increase in average interest earning assets of $55.8 million or 9.5% to $642.9 million for the three months ended December 31, 1998 from $587.1 million for the three months ended December 31, 1997, partially offset by a decrease in the yield on average interest earning assets to 6.74% for the three months ended December 31, 1998, compared to 6.86% for the three months ended December 31, 1997. The increase in average interest earning assets was primarily due to the $80 million in whole loans purchased on June 30, 1998.

     Total interest expense increased by $429,000 or 7.1% to $6.5 million for the three months ended December 31, 1998 compared to $6.1 million for the three months ended December 31, 1997. The increase resulted primarily from an increase in average interest bearing liabilities of $60.6 million or 12.0% to $563.9 million for the three months ended December 31, 1998 compared to $503.3 million for the three months ended December 31, 1997, partially offset by a decrease in the yield on average interest bearing liabilities to 4.60% for the three months ended December 31, 1998 from 4.81% for the three months ended December 31, 1997. Average wholesale borrowings increased by $69.3 million or 92.9% to $143.9 million for the three months ended December 31, 1998 compared to $74.6 million for the comparable prior year period.

     The provision for loan losses totaled $75,000 and $45,000 for the three-month period ended December 31, 1998 and 1997 respectively. The provision is a result of management's judgement based on a review of it's loans and consideration of a variety of factors including, but not limited to, (1) the risk characteristics of its loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing levels of reserve for possible losses in the future. Non-performing loans at December 31, 1998 and March 31, 1998 were $3.4 million and $3.8 million or 1.14% and 1.62% of loans receivable, net, respectively.

     Total other income increased by $136,000 or 45.6% to $434,000 for the three months ended December 31, 1998 compared to $298,000 for the three months ended December 31, 1997. The increase in total other income resulted primarily from increased fees on deposit accounts of $47,000 to $213,000 for the three months ended December 31, 1998 from $166,000 for the same prior year period, and gains on sales of securities available for sale of $40,000.

     Total operating expenses increased by $351,000 or 14.1% to $2.8 million for the three months ended December 31, 1998 compared to $2.5 million for the three months ended December 31, 1997. The increase for the three month period was due primarily to an increase of $249,000 in compensation and employee benefits relating to the stock-based incentive plan and ESOP expenses of $259,000, partially offset by a $36,000 decrease in compensation and employee benefits on lower executive salary expense.

     Income tax expense for the quarter increased by $28,000 to $695,000 for the three months ended December 31, 1998 compared to $667,000 for the comparable prior year quarter. The effective tax rates for the quarters ended December 31, 1998 and 1997 were 37.0% and 36.1%, respectively.

Results of Operations for the Nine Months Ended December 31, 1998

     Net income increased by $631,000 or 21.0% to $3.6 million for the nine months ended December 31, 1998 compared to $3.0 million for the nine months ended December 31, 1997. This increase resulted primarily from an increase in average interest earning assets of $68.8 million or 11.9% to $647.9 million for the nine months ended December 31, 1998 compared to $579.1 million for the nine months ended December 31, 1997, partially offset by a decrease in the yield on average interest earning assets to 6.71% for the nine months ended December 31, 1998 compared to 6.97% for the nine months ended December 31, 1997. The increase in average interest earning assets was primarily due to the $80.0 million in whole loans purchased on June 30, 1998.

     Total interest expense increased by $826,000 or 4.4% to $19.6 million for the nine months ended December 31, 1998 compared to $18.8 million for the nine months ended December 31, 1997. This increase resulted primarily from an increase of $46.5 million or 9.0% in average interest bearing liabilities to $564.5 million for the nine months ended December 31, 1998 from $518.0 million for the nine months ended December 31, 1997 partially offset by a decrease in the yield on average interest bearing liabilities to 4.63% for the nine months ended December 31, 1998 from 4.84% for the nine months ended December 31, 1997. Average wholesale borrowings increased by $61.7 million or 75.8% to $143.1 million for the nine months ended December 31, 1998 compared with $81.4 million for the comparable prior year period.

     The provision for loan losses totaled $200,000 and $135,000 for the nine-month periods ended December 31, 1998 and 1997 respectively. The provision is the result of management's judgement based on a review of its loans and a consideration of a variety of factors including, but not limited to, (1) the risk characteristics of its loan portfolio, (2) current economic conditions, (3) actual losses previously experienced and (4) the existing levels of reserve for possible loan losses in the future. Non-performing loans at December 31, 1998 and March 31, 1998 were $3.4 million and $3.8 million or 1.14% and 1.62% of loans, net, respectively.

     Total other income increased by $303,000 or 30.9% to $1.3 million for the nine months ended December 31, 1998 compared to $1.0 million for the nine months ended December 31, 1997. The increase resulted primarily from an increase in gains on sales of securities available for sale of $221,000 to $216,000 for the nine months ended December 31, 1998 from a loss of $5,000 for the prior nine month time period, and increased fees on deposit accounts of $78,000 for the comparable nine month time periods.

     Total operating expenses increased by $687,000 or 9.0% to $8.3 million for the nine months ended December 31, 1998 compared to $7.6 million for the nine months ended December 31, 1997. The increase for the nine months ended December 31, 1998 was primarily due to a $471,000 increase in compensation and employee benefit expense, as the stock-based incentive plan and ESOP expenses increased by $810,000 and were partially offset by lower salaries and employee benefits of $378,000 relating to lower executive salary expense.

     Income tax expense increased to $2.1 million for the nine months ended December 31, 1998 from $1.7 million for the nine months ended December 31, 1997 as a result of an increase of $1.0 million in pre-tax income for the nine month period ended December 31, 1998.

Capital

     The Office of Thrift Supervision ("OTS") equires that the Bank meet minimum tangible, core and risk-based capital requirements. As of December 31, 1998, the Bank exceeded all regulatory capital requirements. The Bank's required, actual and excess capital levels as of December 31, 1998 were as follows (in thousands of dollars):

                                                                                                                    Excess of Actual
                                         Required             % of              Actual               % of           Over Regulatory
                                          Amount             Assets             Amount              Assets           Requirements
                                          ------             ------             ------              ------           ------------
Tangible Capital ..................       $ 9,587             1.50%             $63,854              9.99%             $54,267
Core Capital ......................       $25,565             4.00%             $63,854              9.99%             $38,289
Risk-based Capital ................       $23,053             8.00%             $63,854             22.16%             $40,801

     If the allowance for marketable debt and equity securities were included in capital, the Bank's tangible, core and risk-based capital ratios would be 9.76%, 9.76% and 21.59% respectively, at December 31, 1998.

Liquidity

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The Bank's liquidity ratio averaged 16.05% during the month of December 31, 1998 and 18.42% during three months ended December 31, 1998. The Bank adjusts liquidity as appropriate to meet its asset and liability management objectives.

Year 2000 Compliance

     The Company and the Bank rely on computers for the daily conduct of their business and for data processing. There is concern among industry experts that on

January 1, 2000 computers will be unable to "read" the Year 2000 and there may be widespread computer malfunctions. The Bank recognized that a comprehensive and coordinated plan of action was needed to ensure readiness to perform Year 2000 processing. A Year 2000 Committee has been formed to implement the Year 2000 project, develop policies, document readiness of the Bank and the Company to accommodate Year 2000 processing, and track and test progress towards full compliance. The Bank contracts with a service bureau (the "service provider") to provide the majority of its data processing and is dependent upon purchased application software. In house applications are limited to word-processing and spreadsheet functions.

Risk of Year 2000 Issues

     To date, the Company has not identified any system which presents a material risk of failing to be Year 2000 compliant in a timely manner, or for which a suitable alternative cannot be implemented. However, as the Company progresses with its Year 2000 transition, systems or equipment may be identified which present a material risk of business interruption. Such disruption may include the inability to process customer accounting transactions, including deposits, withdrawals, loan payments and disbursements; the inability to reconcile and record daily activity, the inability to process loan applications or the track delinquencies; the inability to generate checks or to clear funds. In addition, if any of the Company's major borrowers should fail to achieve Year 2000 compliance, and should they experience a disruption of their own businesses, their ability to meet their obligations to the Company may be seriously impaired.

State of Readiness

     The Company's subsidiary, the Bank, is in the process of ensuring that its external vendors and its data processing service provider are adequately addressing the system and software issues related to the Year 2000 by obtaining written system certifications that the systems are fully Year 2000 compliant or that the vendor has a plan to become fully compliant by December 31, 1999. The Bank has contacted 21 of its significant vendors and service providers and to date has received certification from 67% of the vendors and service providers that they are Year 2000 compliant. The Bank will utilize the primary servicers, end-to-end tests, to simulate daily processing on sensitive century change dates. In the evaluation, the Bank will ensure that critical operations will continue if servicers or vendors are unable to achieve the Year 2000 requirements.

     The Bank has contacted 55 major borrowers to survey their Year 2000 readiness in order to anticipate any potential exposure. The Bank considers a major borrower to be one who has a business from which the repayment of the loan will be derived and for which the Year 2000 readiness therefore is an issue. The value of loans of which borrowers were surveyed totaled $2.2 million and represents 100% of the Bank's major borrowers. The Bank has not contacted its largest dollar deposit customers to determine their readiness for Year 2000.

     The Company does not anticipate that there will be any significant or material condition which will impact ability to deliver accurate data processing services before, during and after the transition to the new millennium, therefore no formal contingency plans exist at this time. However, results of system tests conducted by the Company and by other users of the service provider will be carefully monitored to ensure that all issues have been identified and successfully remediated.

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

     The Committee has completed a systems inventory and obtained certification from the service provider. The Committee has identified critical applications and implemented hardware system upgrades and system replacements as of December 31, 1998. All upgrades have been implemented and will be substantially tested for the Year 2000 compliance by the first quarter of 1999.

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

Contingency Plans

     The Company is in the process of developing two types of contingency plans. The remediation plan will identify components of mission critical applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. Business interruption plans will ensure that the Company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000. The Company expects to have its contingency plans completed by June 30, 1999.

Remediation Plan

     The Company is in the process of developing a remediation plan with the primary servicer. The plan will identify components of applications which are judged, at some point prior to December 31, 1999, to be at risk of failure to achieve complete renovation, validation and implementation. The Remediation Plan will ensure that the company has sufficiently planned for unanticipated system failures at critical production dates before, on and after January 1, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes in information regarding quantitative and qualitative disclosures about market risk as of December 31, 1998 from the information as of March 31, 1998, which was disclosed in the Company's 1998 Form 10-KA.

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

                                           BAYONNE BANCSHARES, INC.

Date: February 12, 1999               By:
                                         ---------------------------------------
                                      Michael A. Nilan
                                      President and Chief Executive Officer


Date: February 12, 1999               By:
                                         ---------------------------------------
                                      Eugene V. Malinowski
                                      Vice President and Chief Financial Officer